Form 10KSB
period 2004-12-31
HATHAWAY CORP
filed 2005-03-17
CIK 1273988

UNAUDITED HISTORICAL FINANCIAL STATEMENTS

The financial statements attached are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The financial statements have not been audited. The Company’s executive officers certify that the statements, and the notes thereto, present fairly, in all material respects, the financial position of the issuer and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied.

Hathaway Corporation

By:_/s/ Saeed Talari__________
Saeed Talari, Chairman & Acting CEO

HATHAWAY CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
UNAUDITED
ASSETS

NON-CURRENT ASSETS

Capitalized Software	$ 2,417,800

TOTAL ASSETS	$ 2,417,800

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$ 38,000

Total Liabilities	38,000

STOCKHOLDERS' EQUITY

Common stock	2,000
Additional paid-in capital	2,416,720

Common Stock subscription receivable	(920)

Deficit accumulated during the development stage	(38,000)

Total Stockholders' equity	2,379,800

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,417,800

HATHAWAY CORPORATION
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
UNAUDITED

OPERATING REVENUES

Net sales	$ _

Total Operating Revenues	-

OPERATING EXPENSES

Valuation services	13,000

Legal fees	20,000

Accounting fees	5,000

Total operating expenses	38,000

NET LOSS FOR THE PERIOD AND CUMULATIVE DURING THE DEVELOPMENT STAGE	(38,000)

LOSS PER COMMON SHARE

Basic	$(.0019)

Fully diluted	$(.0019)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	20,000,000

Fully diluted	20,000,000

HATHAWAY CORPORATION
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period and cumulative during the development stage	$(38,000)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Increase in current liabilities:

Accrued expenses	38,000

Total adjustments	38,000

Net cash used in operating activities for the period and cumulative during the development stage	-

CASH, BEGINNING OF THE PERIOD	-

CASH, END OF THE PERIOD	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock	$ 1,080
Additional paid-in capital	2,416,720

Capitalized Software	2,417,800

Common Stock subscribed	$ 920

Common Stock subscription receivable	(920)

$ -

HATHAWAY CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 23, 2002
THROUGH DECEMBER 31, 2004
UNAUDITED

	COMMON	STOCK	SUBSCRIPTIONS RECEIVABLE	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT

Balance July 23, 2002	-	$ -	$ -	$ -	$ -	$ -

Common Stock	$10,800,000	1,080	-	2,416,720	-	2,417,800

Common Stock	9,200,000	920	(920)	-	-	-
Net loss for the period and cumulative during the development stage	-			-	(38,000)	(38,000)
Balance, December 31, 2004	20,000,000	$2,000	$ (920)	$ 2,416,720	$ (38,000)	$2,379,800