Form 10-K
period 2010-03-31
FUTUREWORLD ENERGY, INC..
filed 2010-07-07
CIK 1273988

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   June 7, 2010

FUTUREWORLD ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6365 53 rd . Street North, Pinellas Park, Florida	33781
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (813) 321-7862
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes	☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$2,183,545	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 6, 2010:

Common stock, par value $0.0001 per share	354,359,508
Other	None

FuttureWorld Energy, Inc.
 Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

NONE

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language, and among other things:  (i) events that may occur in the future, (ii) implementation of our business model; development and marketing of our products and services and (iii) prospects for revenues and profitability.  All forward-looking statements included in this document are based on information available to us on the date hereof.  We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties.  Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

Item 1.  Business

Background information

OUR HISTORY

“We”, “us” and “our” refer to FutureWorld Energy, Inc., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	We were incorporated in Delaware on June 23, 2002.
●	J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each then owning twenty-five percent of our common stock.
●
On July 29, 2005, FutureTech Capital LLC, a company entirely owned by Saed Talari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.

●
Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy.

●
Before the exchange of our shares for FutureWorld Energy’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy’s common stock and beneficially owned through FutureTech eighty percent of our common stock.

●
After the exchange, our founders each owned directly four percent of FutureWorld Energy’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy’s common stock.

●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●
In connection with FutureWorld Energy’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy.

●	On May 29, 2008, FutureWorld Energy paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of FutureWorld Energy.
●	On May 2008, we changed our name from Hathaway Corporation to Isys medical.
●
On May 29, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05 (1 for 20).  Statement of all share amounts, whether before of after May 29, 2008 in this annual report have been adjusted for the share consolidation.

●	On April 2009, we changed our name from Isys Medical to FutureWorld Energy.
●
On May 11, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 70,800,000 shares of our common stock respectively.  After these conversions, Mr. Talari legally and beneficially owned eighty-six percent of our common stock.

●
On January 27,2010, Mr. Talari converted the principal and interest totaling $25,000 of amount due to FutureTech Capital into 50,000,000 shares of our common stock.  After this conversion and due to issuances of stock to others, Mr. Talari legally and beneficially owned thirty-five percent of our common stock.

Before our acquisition of the Opticon Network Manager software, both FutureWorld Energy (formerly Isys Medical) and FutureTech were under the direct, common control of Mr. Talari. Prior to our acquisition of the Opticon Network Manager software, Mr. Talari had no control over us. With that acquisition, however, we also came under Mr. Talari’s indirect control. Although Mr. Talari may be deemed to have determined or had a controlling influence on the terms of the exchange of stock between our stockholders and FutureWorld Energy, because he owned (a) all the stock of FutureTech which was our then eighty-percent stockholder and (b) eighty-eight percent of FutureWorld Energy’s common stock, Mr. Talari did not control the decision of our founders who owned twenty percent of our common stock and who have advised us they made independent, individual decisions to enter into the exchange of their stock in us for FutureWorld Energy common stock. See the following table which details the aggregate of Mr. Talari’s direct and indirect stock ownership of each entity at each stage of the history described above.

 The address of our executive offices is, 6365 53 rd . Street North, Pinellas Park, FL 33781 and our telephone number at that address is 813-321-7862. The address of our web site is www.futureworldenergyinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

OUR ACQUISITION OF THE OPTICON NETWORK MANAGER SOFTWARE

The history of our acquisition of the Opticon Network Manager software and related assets, in chronological order, is as follows:

●	We signed a pre-incorporation agreement dated as of August 19, 2004 with FutureTech to purchase the Opticon Network Manager software and assets.
●	FutureTech did not own or have a contract to purchase the Opticon Network Manager software and assets at that time.
●	The stated purchase price was $42 million.
●
FutureTech signed an agreement on July 26, 2005 with Corning Cable Systems, Inc., a subsidiary of Corning Incorporated, to purchase the Opticon Network Manager software and assets for a cash purchase price of $100,000.

●	The agreement between FutureTech and Corning Cable was identical in all respects, other than price, to our existing agreement with FutureTech.
●	FutureTech’s purchase from Corning Cable was completed on July 29, 2005.
●	We amended our agreement with FutureTech on July 29, 2005, changing our purchase price to 1,264,500 shares (or eighty percent) of our common stock.
●	We completed our acquisition of the Opticon Network Manager software from FutureTech on July 29, 2005.

 FutureWorld Energy, Inc., a Delaware corporation, is a U.S. diversified energy company, listed on the Over the Counter exchange, which was formed to capitalize on the burgeoning markets in renewable and alternative energy technologies. FutureWorld Energy, together with its subsidiaries, focused on the identification, acquisition, development, and commercialization of renewable and alternative energy technologies globally. Through established relationships with universities, research centers and government agencies, we strive to identify technologies on the leading edge of innovation that would contribute immensely to the global energy needs while protecting the future for our children and theirs.

FutureWorld Energy is seeking to acquire minority or full interest in currently operating companies and disruptive technologies in the Renewable and Alternative Energy Industry globally; such as BioFuels, Solar, and Wind, Tidal, Power Cells and other green technologies. Our goal is to provide our acquired companies, current and future shareholders a clear strategy for the growth of their companies and their investment in those companies.

MISSION STATEMENT

FutureWorld Energy will seek out and capitalize on companies that have developed or, are developing; disruptive technologies in renewable energy thereby creating several subsidiary companies that will dominate their sector.

Business Summary

FutureWorld Energy employs a business model geared towards maximizing value for our shareholders.  We identify the potential acquisition, complete an extensive due diligence process and if all requisite factors meet our criteria, the acquisition is then secured. FutureWorld Energy targets technologies that are mature enough to provide an exit timeframe of one to three years.  A great deal of emphasis is paid to the due diligence process.  Technologies are evaluated in terms of their usefulness, effectiveness, revenue potential and time to market.

Following successful evaluation, these companies /technologies are then acquired with a cash and/or stock deal, with FutureWorld Energy usually holding a significant majority stake of the new entity. To capitalize on the opportunities the technology offers, FutureWorld Energy then begins the process of developing the technology/company with infrastructural and financial support. As the company continues in its measured growth pattern, FutureWorld Energy positions it to either; enter the public arena, maintain the company as a wholly owned subsidiary, or sell the technology to gain a return.

The uniqueness of the FutureWorld Energy business model is that it can reward the shareholder base in several ways. If the FutureWorld Energy board of directors has determined that a company is ready to begin trading on its own, then all FutureWorld Energy shareholders receive dividend shares in the new public entity as well as retaining their current stake in FutureWorld Energy.

Moreover should the board of directors decide to sell the technology or company outright, FutureWorld Energy shareholders would receive a cash dividend on the sale of the asset.

Finally, if the technology is better served to stay as a wholly owned component of FutureWorld Energy, then revenues generated from this would be a direct income stream for FutureWorld Energy thereby increasing shareholder value and capital strongholds for future acquisitions.

Disruptive Innovation

Harvard economist Clayton M. Christensen coined the term “Disruptive Innovation” in 1997, to describe technologies that deliver a more effective and/or profitable alternative than the incumbent solutions. FutureWorld Energy recognizes that such innovations carry the promise of tremendous revenue potential provided that sound business strategies and processes are devised, implemented and executed.

To this end, FutureWorld Energy expends considerable efforts in identifying and evaluating prospective technologies/companies for acquisition. We have a global network in place that taps the scientific community, monitors industry developments and entertains ideas from entrepreneurs.  Our core management team has a combined experience of 70 years in investment, operations and executive management within the global telecommunications, medical, engineering and software fields.  This vast experience allows FutureWorld Energy the unique opportunity to clearly decipher the true potential of disruptive technologies and their consequent benefit to FutureWorld Energy and its shareholder base.

Building strong companies

We are acutely aware that the technologies we target, by their very nature, have the potential to positively impact many lives, and take this aspect of our business very seriously.

FutureWorld Energy’s richly experienced management team appreciates exactly what it takes to build successful and effective companies.  We understand that the most important building blocks of a company are its people.  Our strategy is to locate and assemble highly motivated senior management teams, placing an emphasis on integrity, proven experience within the industry and a proven track record.  We extend extremely generous milestone-based remuneration packages, with meaningful ownership positions that are geared to motivate and drive our colleagues to produce the desired results.

The inventors or founders of a particular technology may not always be the best entrepreneurs around which to build an effective company. Therefore, senior management is appointed strictly on merit; it is not uncommon for FutureWorld Energy to bring in fresh minds to these key positions.

FutureWorld Energy also provides the new or acquired company with pertinent experience through its own personnel in board member, directorship and advisory capacities.  Furthermore, FutureWorld Energy’s team is instrumental in providing valuable contacts for the development of the company’s business, infrastructure and strategic partnership opportunities.

Initial capital requirements, to finance the company through its development phase, is either directly funded by FutureWorld Energy or arranged through loans and or debt/equity instruments with our financial partners.  We sustain the company as it establishes its strategies and relationships, providing critical infrastructural and personnel needs.  FutureWorld Energy then assists the subsidiaries as they go through their own initial rounds of raising funds through a broad range of instruments, including private equity investments, loans and grants.

The subsequent phase of the company is the key; as it must execute its business plan and achieve the agreed targets that have been set. FutureWorld Energy continues to provide the support needed for sustained growth. The subsidiary company’s management is completely responsible for their internal growth; its progress is constantly monitored. Processes and milestones are set up on manageable timelines and financial budgets are put in place.  Actual, quantifiable performances are periodically measured against these plans.

There is a constant flow of communication between the subsidiary company(s) and FutureWorld Energy’s management team. FutureWorld Energy goes to great lengths to keep our shareholders and the market informed of the progress of each company through regular press releases, our website and shareholder letters.

Value Proposition

The goal for each of our investments is to provide value to our shareholders. When FutureWorld Energy’s Board of Directors votes that a wholly owned subsidiary is ready to be publicly traded on its own merits, FutureWorld Energy manages the entire process from start to finish.  FutureWorld Energy’s management team is well versed in the regulatory and procedural requirements necessary to list a subsidiary on the proper trading market. This has resulted in an established pool of key professional relationships from which to draw while this process is being completed.

Additionally, FutureWorld Energy brings value through acquisitions. This is important as FutureWorld Energy continues to seek and acquire disruptive technologies thereby increasing shareholder value and bottom-line profitability for the company.

A unique component of FutureWorld Energy’s business model is to provide dividends for its shareholders. This is accomplished in three ways:

1.	Stock dividends in the newly created public entity while maintaining shareholders’ current investment in FutureWorld Energy.
2.	Cash dividend in the event the company and/or technology is sold with the payout based on current shareholding of FutureWorld Energy.
3.	Maintaining share price through revenues of FutureWorld Energy’s wholly owned subsidiaries.

FutureWorld Energy also retains a stake in the exited companies that go public thereby allowing the company to have the assets necessary to provide funding for new acquisitions.

Revenue Model

Compared to other companies in our arena, FutureWorld Energy has a unique revenue model. Through our subsidiaries, FutureWorld Energy earns both revenue and creates bottom-line tradeable securities value through the stock reserved from the exits.

FutureWorld Energy earns revenue in the following ways:

Securities: As FutureWorld Energy, we create separate public markets for our subsidiaries and retain a percentage of the freely marketable securities. FutureWorld Energy can then sell these shares, at any time, to raise appropriate funds to execute acquisitions and/or investments in other companies/technologies.

Fees:  FutureWorld Energy’s personnel provide significant direct infrastructural support to its subsidiary companies, expending many intensive man-hours in the process, as it goes through its various stages.  Services include management recruitment, managerial assistance with strategic planning, human resources, real-estate management, marketing and other business matters.

FutureWorld Energy’s team also provides financial and tax reporting support, as well as cash management, treasury and auditing.

The subsidiary companies pay a fee for some of these services.  Fees are determined by the type and length of service provided. These fees are usually deferred until the subsidiary has available cash-flow to pay for the services.

Dividends from Subsidiaries: In some instances, the wholly owned subsidiary may pay a cash dividend. Should dividend payouts occur from these subsidiaries, FutureWorld Energy would receive these payouts as income on the shares owned, as FutureWorld Energy retains a major portion of shares from these subsidiaries.

Risk Analysis

As FutureWorld Energy executes its business model, there are specific challenges we must seek to overcome.  Our greatest challenge is to ensure the ability of our subsidiary companies and in-house technologies to execute their own business plans. The risks from competition, market conditions, product development, fund timing and operational effectiveness all affect the success of FutureWorld Energy’s technologies and subsidiaries.

FutureWorld Energy’s seasoned and successful management team’s primary efforts are directed at mitigating these specific risks.  These efforts include the extensive due diligence expended prior to an acquisition, the care in selecting highly motivated individuals to specific tasks and to setting up and closely monitoring goal-oriented, measurable processes.

The facilitation of the early round funding is a key; being under the FutureWorld Energy umbrella provides these young companies access to valuable resources and contacts; as do the divisions managing the technologies within the group. FutureWorld Energy’s stated strategy is to exit the technologies within three years of acquisition.  We understand that many factors contribute to the execution of this strategy and this may not be possible 100% of the time.  However, timelines, a goal-oriented philosophy and keeping constant focus help to mitigate risks presented by both internal and external forces.

Competition is always a risk for any enterprise.  The previous section discussed the types of companies with whom FutureWorld Energy competes for deal-flow and potential investments.  Through the FutureWorld Energy team’s extensive networks, participation in investment community’s events as well as alliances with consulting firms such as Knowledge Market Inc., FutureWorld Energy has superb access to constant deal-flow in the areas it targets for investment.

FutureWorld Energy, Inc. is a publicly traded company and therefore exposed to the risk of market volatility and external factors that affect stock performance.  FutureWorld Energy attempts to mitigate such risks by providing a constant flow of information to our shareholders via press releases and through our corporate website.

We believe our model is very compelling to the investment community. Strong leadership, vast experience in management, operations and financing make an investment in FutureWorld Energy a solid, sound decision.

About FutureWorld Business Model

FutureWorld Energy, Inc., a Delaware corporation, is a U.S. Diversified Energy Holding Company listed on the Over the Counter exchange market.

FutureWorld is seeking to acquire minority or full interest in currently operating companies and disruptive technologies in the Renewable and Alternative Energy Industry globally; such as BioFuel, Solar, Wind, Tidal, Power Cells and Green technologies. Our goal is to provide our acquired companies, current and future shareholders a clear strategy for the growth of their companies and their investment in those companies. Companies we bring in, if warranted, will be spun out on their own or sold, thereby creating cash or share dividends to all shareholders including the management and the companies. FutureWorld made its first acquisition in August 2005, Infrax Systems, Inc., (formerly OptiCon Systems, Inc.) a Fiber Optic Management Company. In 2007, FutureWorld spun out Infrax Systems currently trading under the symbol IFXY in the Over the Counter Bulletin Board exchange.

About the Green MarkThe last few years have been record years for the renewable energy industry in the United States. The development and sale of power from wind, solar, geothermal, biomass and other renewable sources in 2007 infused $20 billion into the U.S. economy and created tens of thousands of jobs. Renewable energy in the United States is growing at breakneck speed. Industry analysts say the rapid development of renewable energy has been driven by state policies that require renewables in the overall energy mix, and by Federal and State tax credits that have contributed in lowering the production cost of renewable energy enterprises. In addition, the rising price of oil and natural gas in recent times has helped boost the prospects for renewables, according to Chris Flavin, President of Worldwatch Institute, a research group that follows global energy and environmental trends.

According to United Nations Department of Economic and Social Affairs, renewable energy—including biomass, geothermal, hydropower, solar, wind, tidal, and wave— offers tremendous benefits for meeting global energy needs. Building on a foundation of hydropower, biomass combustion, and geothermal power pioneered during the industrial revolution in the late 1800s, new forms of renewable energy began to be developed and commercialized, including solar, wind, and several forms of advanced bioenergy. Today, these renewable energy technologies are the fastest growing energy technologies (particularly wind and solar) and are cost competitive in a variety of grid, off-grid, and remote applications worldwide. They utilize locally available resources, offsetting the need for costly fuel imports; are environmentally beneficial, without the harmful emissions of conventional energies; provide diversification to a country’s energy mix; and create local job and income opportunities.

According to the new United Nations Environment Program Report, in 2007, investors raised over $148 billion, a 60 percent increase over 2006 for renewable and alternative energy projects.  Moreover, despite market downturns from the credit crisis, investments into clean energy have continued to remain strong during the first half of 2008.

Worldwide Support for Renewable Energy is growing -The report finds that government support for renewable energy is growing rapidly as well. At least 48 countries now have some type of renewable energy promotion policy, including 14 developing countries. Most targets are for shares of electricity production, typically 5 percent to30 percent, by 2010-2012. Mandates for blending biofuels into vehicle fuels have been enacted in at least 20 states and provinces worldwide, and in three key countries—Brazil, China and India.

Production of biofuels (ethanol and biodiesel) exceeded 33 billion liters in 2004, when ethanol displaced about 3 percent of the 1,200 billion liters of gasoline used globally. An estimated US $500 million goes to developing countries each year as development assistance for renewable energy projects, training, and market support, with the German Development Finance Group (KfW), the World Bank Group, and the Global Environment Facility (GEF) providing the majority of these funds, and dozens of other donors and programs providing the rest. Over 4.5 million "green" power consumers in Europe, the United States, Canada, Australia, and Japan purchased renewable electricity at the retail level or through certificates in 2004.

Our Acquisition Strategy

To cater to this ever expanding global need for renewable and alternative energy technologies, FutureWorld Energy intends to become a unique diversified energy holding company by acquiring minority (or majority) stake in small and medium size and disruptive Green Technologies companies globally. The process of the acquisition of any targeted companies is as follows;

1-	Locate and seek out unique and disruptive green technology companies with unique products, billion dollar market potential and strong management team.
2-	Assess their product path and stage of development, the required funding and corporate structural need.
3-
Purchase a minimum of 40% to 100% stake of these companies based on factors such as, market valuation, funding need, market potential and internal negotiations.  Acquisition would be structured through a stock exchange by and between FutureWorld and the target company (public or private).

4-	Each company will have a representative on the board of the directors of FutureWorld and selected member of their management teams may be offered corporate positions with FutureWorld.
5-	Minority held companies will keep control in decision making and policies.
6-	With each successive acquisition by the parent company, FutureWorld, the shares held by the investors and the acquired companies will become more valuable and stronger.
7-	Foster the growth of the acquired company by our assistance to its management, and by corporate, product development, sales, expansion and funding support.
8-
The acquired company will be sold, through a clear exit strategy, or spun out as a public company on one of the trading exchanges, such as the Bulletin Board Pink Sheets, by the decision of its board of directors and assistance by FutureWorld. This will insure the ability for the company to attract investors and raise sufficient capital for operations and any and all capital expenditures.

Role of FutureWorld Energy and Benefits to the Acquired Companies

FutureWorld will be responsible for the following:

1.	Working closely with the management to develop a proper business plans in order to attract investors and to insure the company remains in a high growth path.
2.	Author a Private Placement Memorandum in order to sufficiently raise capital to execute the new and approved business plan.
3.	Develop a workable budgets, business and financial plans.
4.	Assist in attracting and hiring necessary personnel for operations.
5.	Assist in building the necessary infrastructure to support the company’s goal, acquiring machinery and equipment, funding alternatives, and management expertise in their particular area of operations.
6.	Schedule meetings with private investors, capital groups, fund managers and investment houses in order to properly raise the sufficient capital needed to execute the business plan.
7.	Increase value in your FutureWorld shares with each additional acquisition.
8.	Cross marketing, joint ventures and sales opportunity with sister companies and prospective acquisition targets.
9.	Expertise input from qualified management team from the sister companies.
10.	Increase in your company’s overall valuation.
11.	Provide exit strategy support through a sale or an Initial Public Offering.
12.	Provide support with listing the company on an appropriate trading exchange including all accounting, legal, SEC filings, and Edgar filings.
13.	Manage the public market with respect to all investor relations, public relations and trading of securities.
14.	Manage any and all mergers and acquisitions.

Our Employees

At the date of this annual report, we have one full-time and one part-time employee. Sam Talari, our acting CEO, director and full time employee,  Cris Perez is our CFO, director and part- time employee,  Jacques Laurin and Jeff Hoke (founders) currently provide consulting services to us, and are expected to join us on a full-time basis when we have secure funding at a minimum level of $1,000,000.  We expect to have a need to employ a total of forty-four personnel in the following positions:

Individual Employees	Departments and Functions

President and Chief Executive Officer	Human Resources Department (2)
Chief Technical Officer	Accounting Department (2)
Senior Vice President of Sales	Sales Department (5)
Senior Vice President for Professional Services	Development Programmers (6)
Vice President of Development	Training (3)
Director of Systems Engineering	Professional Services (7)
System Engineers (5)
Administration (4)
Information Technology

The numbers in parenthesis following certain positions indicate the number of personnel we believe we will need in the respective position, subject to funding.

Item 1A.  Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks described below that we are presently aware of. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

An investment in our common stock involves a high degree of risk. Therefore, if you are considering buying our common stock, you should consider all of the risk factors discussed below, as well as the other information contained in this annual report. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing in order to pay your monthly expenses.

WITHOUT MINIMUM FUNDING, WE MAY NOT BE ABLE TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.
At the date of this annual report, we do not have the funding we require to maintain our business and we have had limited success in raising capital in the past 2 years. Furthermore, we do not have any existing or ongoing arrangement, understandings, commitments or agreements for additional funding.  Failure to raise additional debt or equity funding would prevent us from acquiring and companies and possibly cease operations. There is no assurance that we will be able to obtain sufficient debt or equity funding, or that the terms of available funding will be acceptable to us. Failure to raise additional debt or equity funding would most probably result in a complete loss of their investment by purchasers of our common stock.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT
Trading in our securities is expected to be subject, at least initially, to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, none of which apply to our common stock. These rules require that a broker-dealer, who recommends our common stock to persons other than its existing customers and accredited investors, must, prior to the sale:

●	Make a suitability determination prior to selling a penny stock to the purchaser;
●	Receive the purchaser’s written consent to the transaction;
●	Provide certain written disclosures to the purchaser;
●	Deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market;
●	Disclose commissions payable to both the broker-dealer and the registered representative; and
●	Disclose current quotations for the common stock.

The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY AND YOU MAY FIND IT DIFFICULT TO SELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM
We do not know the extent to which the market for our shares of common stock may be volatile. Therefore, your ability to resell your shares may be limited. Actions or announcements by our competitors and economic conditions, as well as period-to-period fluctuations in our financial results and other factors, may have significant effects on the price of our common stock and prevent you from selling your shares at or above the price you paid for them.

Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

During the Company's initial stage, it has limited need for use of office space or equipment.  We maintain our executives offices in office space provided by the principals at no cost to the Company in Pinellas Park, Florida. We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire customers.

Item 3.     Legal proceedings

(a)  We are not engaged in any legal proceedings at the date of this report, nor are we aware of any demands or claims against us that may result in litigation.  We may be involved in legal proceedings from time to time in the normal course of our business.

(b)  We did not terminate any legal proceedings during the fourth quarter of our 2010 fiscal year.

Item 4.     Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2010 fiscal year.

  PART II

Item 5.     Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

  Our common stock is quoted on OTC Pink Sheets under the symbol “FWDG”.

Price History of our common stock.

The following table sets forth high and low bid quotations for the quarters indicated and trading volume data for our common stock for the period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High Bid		Low Bid
Fiscal 2010:
Fourth Quarter		$.10	$.01
Third Quarter		$.20	$.10
Second Quarter		$.15	$.01
First Quarter		$.20	$.10

Fiscal 2009:
Fourth Quarter		$.13	$.01
Third Quarter		$.45	$.15
Second Quarter		$.20	$.01
First Quarter	$	..25	$.01

               As of March 31, 2010, we had 57 shareholders of record and approximately 3225 beneficial shareholders, and we had 344,359,508 shares of $0.0001 par value common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not have earnings out of which to pay cash dividends.  Our board of directors has the authority to declare cash dividends when and if we have earning sufficient for that purpose.

Equity Compensation Plan

See description our Stock Option Plan in Item 12.

Transfer Agent

We have engaged ClearTrust Stock Transfer, Inc. to serve as our stock register and transfer agent.  ClearTrust’s address is 17961 Hunting Bow Circle, Unit 102, Lutz, Fl 33558.

Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of securities during the year ended March 31, 2010.

Date	Title of Security	Amount	Purchaser		Price	Exemption
2010	Common stock	50,000,000	PowerCon Energy, Inc.	(1)	Exchange	Section 4(2)
2010	Common stock	150,000,000	Sea Tech Energy, Inc.	(2)	Exchange	Section 4(2)
2010	Common stock	50,000,000	Saed (Sam) Talari	(3)	Conversion	Section 4 (2)
2010	Common stock	5,000,000	Cristino L. Perez	(4)	Conversion	Section 4 (2)
2010	Common stock	7,000,000	Venancio Pardo	(5)	Conversion	Section 4 (2)
_____________

(1) On December 31, 2009, the Company consummated an agreement with PowerCon Energy, Inc. to exchange certain distribution rights to PowerCon's products for 50,000,000 shares of its common stock.   The Board of Directors approved the value of the distribution rights based on the market value of the shares issued.

(2) On June 15, 2009, the Company entered into a Stock Exchange Agreement with SeaTech Energy, Inc. and its stockholders, whereby the Company received 1,000,000 common shares of SeaTech, representing 100% of its outstanding shares, in exchange for 150,000,000 shares of its common stock. On that date, Sea Tech became a wholly owned subsidiary of FutureWorld.  The Board of Directors approved the value of the distribution rights based on the market value of the shares issued.

(3) On January 27, 2010, the Company issued Mr. Sam Talari, the Company's Acting Chief Executive Officer, 50,000,000 shares of the Company's common stock in exchange for the cancellation of $25,000 of principal and accrued interest owed to FutureTech Capital, a company owned 100% by Mr. Talari.

(4)  On March 22, 2010, the Company issued Mr. Cristino L. Perez, the Company's Chief Financial Officer, 5,000,000 shares of the Company's common stock in exchange for the cancellation of $20,000 of accrued salaries owed to Mr. Perez.

(5) On March 24, 2010, the Company issued Mr. Venancio Pardo, an unrelated person, 7,000,000 shares of the Company's common stock in exchange for the cancellation of a $35,000 convertible promissory note owed to Mr. Pardo by the Company. Mr. Talari had assigned the note to Mr. Venancio Pardo for business unrelated to the Company

We did not pay and no one acting on our behalf or to our knowledge paid any commissions or other compensation with respect to the sale of any of the shares listed in the tables above.   Mr. Talari and Mr. Perez are thoroughly familiar with our proposed business in their respective positions as Acting Chief Executive Officer, Chief Financial Officer and directors. None of these transactions involved a public offering. A legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or in compliance with Rule 144. We claim exemption from the registration requirement of the Act by reason of Section 4(2) of the Act and the rules and regulations there under, on grounds that none of the sales listed above involve a public offering within the meaning of the Act.

Item 6.   Selected financial data (Unaudited)

Not applicable

Item 7.   Management’s discussion and analysis of financial condition and results of operations

Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, and our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Our critical accounting policies include:

●
Revenue Recognition.   We recognize revenue from licensing our software upon the installation and acceptance of the software by customers in accordance with Statement of Position 97-2, Software Revenue Recognition.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

●
Long-Lived Assets - We depreciate property and equipment and amortize intangible assets, including software development costs over the respective assets’ estimated useful life and periodically review the remaining useful lives of our assets to ascertain that our estimate is still valid. If we determine a useful life has materially changed, we either change the useful life or write the asset down or if we determine the asset has exhausted its useful life, we write the asset off completely.

●
Stock Based Compensation -   We account for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123, (revised 2004) Share-Based Payments.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns.  We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected volatility rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised or cancelled.

●
Income Taxes - We record federal and state income tax liability in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes .  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 Fair Value Measurements . SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The adoption of the applicable provisions of SFAS 157 on July 1, 2008 did not have an impact on the Company’s financial statements.    SFAS 157 provides an exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.  We are evaluating the effect that adoption of the remaining provisions of this statement will have on our financial statements.

         In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” .  FSP 157-1 provides a scope exception from FASB No. 157, “Fair Value measurements” for the evaluation criteria on lease classification and capital lease measurement under FASB No. 13, Accounting for Leases and other related accounting pronouncements. The Company does not have any capital leases, accordingly, the Company did not apply the provisions of FSB 157-1.

            In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We implemented SFAS 157-2 on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  We implemented SFAS 160 on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

             In December 2007, the FASB issued SFAS 141R, Business Combinations , which replaces SFAS 141. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, SFAS 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  Contingent consideration arrangements are to be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We implemented SFAS 141R on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

On January 1, 2008, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to elect to measure eligible financial instruments at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement became effective for the Company’s current fiscal year.  We did not elect the fair value option, therefore, the adoption of the Statement did not have an impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.    The Statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We implemented SFAS 141R on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

Effective April 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on our financial statements.

             In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets , (FSP 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets . The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We implemented the statement on April 1, 2009 and determined the adoption of this statement did not have a material effect on our financial statements Management expects that FSP 142-3 could have an impact on the Company’s future financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummate after the effective date.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles . The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We implemented SFAS 162 on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

In May 2008, FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  This FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all periods presented.  Early adoption is not permitted.  We implemented APB 14-2 on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

   In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities , (FSP EITF 03-6-1). This FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective for the Company on April 1, 2009, however, the adoption of this statement did not have a material effect on our financial statements.

                    In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for year ended March 31, 2010, and determined that the adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168 for year ended March 31, 2010, and determined that the adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at March 31, 2010, and $493,280 and $60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

We do not have any ongoing discussions, arrangements, understandings, commitments or agreements for additional funding. We will consider equity funding, either or both of a private sale or a registered public offering of our common stock; however, it seems unlikely that we can obtain an underwriter. We will consider a joint venture in which the joint venture partner provides funding to the enterprise. We will consider debt financing, both unsecured and secured by a pledge of our technology. As noted above, we may be forced to cease operations without additional funding, after our limited cash and line of credit with Mr. Talari are exhausted.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2010, the Company incurred a net loss of $331,200 and a cumulative net loss since inception of $5,730,706.  As of March 31, 2010, the Company had a negative working capital of $770,229 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

As of March 31, 2010, we had $493,280 and $60,047remaining on the lines of credit from Mr. Sam Talari and FutureTech Capital, respectively to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

On April 1, 2008, we obtained a loan commitment from Mr. Talari, one of our director and controlling person in the aggregate amount of $500,000 under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through that date in the amount of $247,201.  Since April 1, 2008, Mr. Talari has made additional advances to the Company and has converted amounts as follows into our common stock:

•	On August 12, 2008, advances of $1,080 were converted into 10,800,000 shares of our common stock.
•	On March 11, 2009, advances of $240,000 were converted into 60,000,000 shares of our common stock.

 On April 1, 2008, we obtained a loan commitment from FutureTech Capital, a company owned by Mr. Talari, one of our director and controlling person in the aggregate amount of $100,000 under a revolving master promissory note, due on demand, with interest at the rate of five percent per annum. We have been receiving advances on this note on an as needed basis and through that date in the amount of $59,553.  On January 23, 2010, Mr. Talari converted $25,000, consisting of principal of $19,599 and accrued interest of $5,401 of amounts due under the FutureTech note into 50,000,000 shares of our common stock:

We had no other contractual obligation or material commercial commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

       Not Required.

Item 8.     Financial statements and supplementary data

       Unaudited Historical Financial Statements of FutureWorld Energy, Inc. for the years ended March 31, 2010 and 2009

CONTENTS

Management report on Unaudited Financial Statements	16

Consolidated Balance Sheets as of March 31, 2010 and 2009	17

Consolidated Statements of Operations for the Years
Ended March 31, 2010 and 2009	18

Consolidated Statements of Cash Flows for the Years
Ended March 31, 2010 and 2009	19

Consolidated Statement of Stockholders’ Equity for the Period July 23, 2002
(date of inception) through March 31, 2010	20

Notes to Consolidated Financial Statements	21

UNAUDITED HISTORICAL FINANCIAL STATEMENTS

The accompanying consolidated financial statements of FutureWorld Energy, Inc. for the years ended March 31, 2010 and 2009 are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The financial statements have not been audited. The Company's executive officers certify that the statements and the notes thereto, present fairly, in all material respects, the material position of the issuer and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied.

FutureWorld Energy, Inc.

 /s/ Sam Talari
Saed (Sam) Talari
Acting Chief Executive Officer

FUTUREWORLD ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
	As of March 31,
ASSETS	2010	2009
Current Assets
Cash in Banks	$-	$-
Accounts receivable	1,729	1,040
Prepaid expenses	-	375
Total Current Assets	1,729	1,415

Property and Equipment
Furniture and Fixtures	17,070	17,070
Office Equipment	9,873	9,873
Accumulated Depreciation	(24,369)	(20,730)
Total Property and Equipment, Net of Depreciation	2,574	6,213

Other Assets
Investment in Subsidiary	-	-
Loans receivable - related parties	8,625	8,625
Total Other Assets	8,625	8,625

Total Assets	$12,928	$16,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$6,275
Accrued Expenses	771,958	868,777
Total Current Liabilities	771,958	875,052

Long Term Liabilities
Loans & notes payable - Related Parties	316,673	65,704
Total Long Term Liabilities	316,673	65,704

Total Liabilities	1,088,631	940,756

Stockholders' Deficit
Common stock, $.0001 par value, 1,000,000,000 shares authorized,
344,359,508 and 82,359,508 shares issued and outstanding	34,436	8,236
Additional Paid-in Capital	4,620,567	4,466,767
Retained deficit accumulated	(5,730,706)	(5,399,506)

Total Stockholders' Deficit	(1,075,703)	(924,503)

Total Liabilities & Stockholders' Deficit	$12,928	$16,253

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
			For the Period July 23, 2002
	For the Years Ended March 31,		(inception) to
	2010	2009	March 31, 2010
Operating Revenues
Net Sales	$-	$-	$-

Total Operating Revenue	-	-	-

Operating Expenses
Bad debt expenses	-	112,241	112,241
Consulting Fees	375	625	525,873
Depreciation Expense	3,639	4,690	2,291,396
Licensing Fees	112,748	150,000	587,748
Public relations	-	-	541,401
Salaries and Benefits	187,125	150,025	575,035
Other Administrative Expenses	9,638	11,617	141,720
Total Operating Expenses	313,525	429,198	4,775,414

Loss from Operations	(313,525)	(429,198)	(4,775,414)

Other Income and (Expenses)
Loss from discontinued operations	-	-	(325,271)
Loss from disposal of assets	-	(568,242)	(719,015)
Loss from equity method	-	-	(4,093)
Forgiveness of debt	-	115,884	115,884
Interest income	690	8,781	9,471
Interest expense	(18,365)	(13,884)	(32,268)
Total Other Income and (Expenses)	(17,675)	(457,461)	(955,292)

Net Loss For the Period	(331,200)	(886,659)	$(5,730,706)

Average Number of Shares Outstanding
Basic	61,610,467	14,503,618

Fully Diluted	61,610,467	14,503,618

Net Loss Per Common Share
Basic	$(0.01)	$(0.06)

Fully Diluted	$(0.01)	$(0.06)

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
Consolidated Statement of Shareholders' Deficit
For the Period July 23, 2002 (date of inception) through March 31, 2010
(Unaudited)

	Common Stock		Receivable	Paid-in Capital	Deficit
	Shares	Amount	Amount	Amount	Amount	Total

Balance, July 23, 2002	985,000	$99	$-	$2,418,622	$-	$2,418,720
Stock subscribed	-	-	(920)	-	-	(920)
Loss for the period	-	-	-	-	(42,724)	(42,724)
Balance, March 31, 2003	985,000	99	(920)	2,418,622	(42,724)	2,375,076
Loss for the period	-	-	-	-	(109,572)	(109,572)
Balance, March 31, 2004	985,000	99	(920)	2,418,622	(152,296)	2,265,504
Loss for the period	-	-	-	-	(148,666)	(148,666)
Balance, March 31, 2005	985,000	99	(920)	2,418,622	(300,962)	2,116,838
Settlement of subscription	-	-	920	-	-	920
Stock issued in exchange for 100% stock of OptiCon Systems, Inc.	2,000,000	200	-	76,733,800	-	76,734,000
Stock issued in exchange for services	21,250	2	-	383,668	-	383,670
Stock issued in exchange for 100% stock of Diabetes Detection, Inc.	155,000	16	-	893,227	-	893,242
Contributed capital	-	-	-	16,188	-	16,188
Loss for the period	-	-	-	-	(995,476)	(995,476)
Balance, March 31, 2006	3,161,250	316	-	80,445,504	(1,296,438)	79,149,382
Stock issued in exchange for services	60,000	6	-	329,097	-	329,103
Stock issued for cash upon the exercise of an option	100,000	10	-	1,990	-	2,000
Stock issued in satisfaction of license fee for use of patent technology	38,236	4	-	149,996	-	150,000
Loss for the period	-	-	-	-	(3,472,662)	(3,472,662)
Balance, March 31, 2007	3,359,486	336	-	80,926,587	(4,769,100)	76,157,823
Stock dividend of Opticon shares paid resulting in spin off of OptiCon Systems, Inc.	-	-	-	(76,514,045)	-	(76,514,045)
Elimination of deficit of OptiCon Systems and Diabetes Detection which ceased being subsidiaries	-	-	-	-	788,214	788,214
Discount on conversion feature of convertible notes	-	-	-	40,000	-	40,000
Discount on conversion feature of convertible notes	-	-	-	(40,000)	-	(40,000)
Loss for the period	-	-	-	-	(861,325)	(861,325)
Balance, March 31, 2008	3,359,486	336	-	4,412,542	(4,842,211)	(429,333)
Equity adjustment of investment in subsidiary on stock dividend shares on spin off of OptiCon Systems	-	-	-	(219,955)	219,955	-
Elimination of retained deficit of OptiCon Systems and Diabetes Detection included in prior year profit and loss	-	-	-	-	109,409	109,409
Stock issued in exchange for services	200,000	20	-	980	-	1,000
Shares issued upon conversion of debt	8,000,000	800	-	39,200	-	40,000
Shares issued upon conversion of debt	10,800,000	1,080	-	-	-	1,080
Shares issued upon conversion of convertible debt	60,000,000	6,000	-	234,000	-	240,000
Fractional shares	22	-	-	-	-	-
Loss for the period	-	-	-	-	(886,659)	(886,659)
Balance, March 31, 2009	82,359,508	8,236	-	4,466,767	(5,399,506)	(924,503)
Shares issued in exchange for distribution rights of PowerCon Energy, Inc. products	50,000,000	5,000	-	20,000	-	25,000
Shares issued in exchange for 100% stock in SeaTech Energy, Inc.	150,000,000	15,000	-	60,000	-	75,000
Shares issued in exchange for promissory note/interest	50,000,000	5,000	-	20,000	-	25,000
Shares issued in exchange for promissory note	7,000,000	700	-	34,300	-	35,000
Shares issued in exchange for debt	5,000,000	500	-	19,500	-	20,000
Cancellation of shares	(300,000)	-	-	-	-	-
Reissuance the cancelled shares	300,000	-	-	-	-	-
Discount on conversion feature of convertible notes	-	-	-	305,000	-	40,000
Discount on conversion feature of convertible notes	-	-	-	(305,000)	-	(40,000)
Loss for the period	-	-	-	-	(331,200)	(331,200)
Balance, March 31, 2010	344,359,508	$34,436	$-	$4,620,567	$(5,730,706)	$(1,075,703)

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Years Ended March 31,
	2010	2009
C ash Flows From Operating Activities
Net Loss	$(331,200)	$(886,659)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation & amortization	3,639	4,690
Adjustment to spin off OptiCon Systems, Inc. as a subsidiary	-	-
Adjustment to discontinued Diabetes Detection, Inc. as a subsidiary	-	-
Bad debt expenses	-	104,499
Issuance of common stock in exchange for licensing fees	100,000
Issuance of common stock in exchange for services	-	1,000
Write off of investment in subsidiary, Diabetes Detection, Inc.	-	568,242
Write off of accrued licensing fees	-	150,000
Foregivenss of debt	-	(112,241)
Changes in working capital components:
Accounts receivable	(689)	(1,040)
Prepaid expenses	375	(375)
Accounts payable	(6,275)	(3,368)
Accrued salaries	193,125	150,025
Other accrued expenses	40,456	23,987
Net Cash Used by Operations	(569)	(1,240)

Cash Flows From Investing Activities	-	-

Cash Flows from Financing Activities
Loans from related parties	569	2,350
Repayment of loans - related parties	-	(1,400)
Net Cash Flows from Financing Activities	569	950

Net Increase (Decrease) in Cash	-	(290)
Cash Balance, Beginning of the Period	-	290

Cash Balance, End of the Period	$-	$-

Supplemental Disclosures on Interest and Income Taxes Paid:
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reduction of Investment in Subsidiary resulting from the termination of Diabetes Detection, Inc. as a subsidiary	$-	$-
Reduction of Investment in Subsidiary resulting from the termination of OptiCon Systems, Inc. as a subsidiary	$-	$-
Payment of stock dividend of OptiCon stock resulting in the spin-off of OptiCon Systems, Inc.	$-	$-
Reduction in loans from related parties resulting from termination of OptiCon Systems, Inc. as a subsidiary	$-	$-
Conversion of debt and accrued interest and accrued salaries into common stock	$60,400	$281,080

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

1.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of March 31, 2010 and 2009, and the statements of operations, statements of cash flows, and statement of stockholders’ equity for the years ended March 31, 2010 and 2009 of FutureWorld Energy, Inc., have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2010 and 2009 and for all periods presented, have been made.

(b) Nature of the Business, and History of the Company and its Subsidiaries

The nature of the business and the history of the Company and its subsidiaries is as follows:

The Company was organized as Hathaway Corporation on July 23, 2002 as a Delaware corporation.  Since its inception, the Company has been in the development stage.  On May 6, 2008, the Company changed its name to Isys Medical, Inc., and again on April 9, 2009, the Company changed its name to FutureWorld Energy, Inc. (“FutureWorld’ or “the Company”).

Infrax Systems, Inc. (formerly OptiCon Systems, Inc.), organized as a Nevada corporation on October 22, 2004, was in the development stage and in the business of selling and/or licensing a fiber optic management software system under the name OptiCon Network Manager, originally developed, and acquired from Corning Cable System, Inc. through a related company, FutureTech Capital, LLC ("FutureTech").

On July 29, 2005, FutureWorld acquired 100% of the outstanding common stock of Infrax from their shareholders in exchange for common and preferred stock of FutureWorld, at on that date Infrax became a wholly owned subsidiary of FutureWorld.

On August 31, 2007, The Company paid a stock dividend to its stockholders, consisting of 100% of the outstanding common stock of Infrax, at the rate of one share of Infrax stock for every two shares they own of FutureWorld.  As of August 31, 2007, Infrax ceased being a subsidiary of FutureWorld.

Diabetes Detection, Inc. (“DDI”), was organized March 1, 2006, and since its inception was in the development stage, and dedicated to developing the next generation medical device company focused on the practical needs of healthcare practitioners at the point of care.  DDI was developing a suite of medical diagnostic and healthcare information tools that would reside on standard PDA cellular communication devices, beginning with their patented solution for diagnosing and monitoring diabetic neuropathy.

On March 1, 2006, the Company acquired 100% of the outstanding common stock of DDI from thier shareholders in exchange for common stock of FutureWorld, at which time DDI became a wholly owned subsidiary of FutureWorld.

On December 14, 2007, Saed (Sam) Talari, one of Company’s directors and major shareholders, exercised his option under a 5% convertible debenture due December 31, 2008 of DDI, and converted the outstanding amount of the debenture into 7,000,000 shares of the DDI’s common stock.  After the conversion, Mr. Talari owed approximately 90% of DDI’s issued and outstanding common stock, and therefore DDI ceased being a wholly owned subsidiary of FutureWorld.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

(b) Nature of the Business, and History of the Company and its Subsidiaries (Continued)

Effective June 15, 2009, the Company entered into a Stock Exchange Agreement with SeaTech Energy, Inc., a Nevada corporation and its stockholders, whereby the Company received 1,000,000 common shares of SeaTech, representing 100% of its outstanding shares, in exchange for 150,000,000 shares of common stock. On that dated, Sea Tech became a wholly owned subsidiary of Future World.

(c) Development Stage Enterprise

FutureWorld Energy, a development stage company, has devoted substantially all of its efforts to establishing and raising necessary capital, developing its accounting system, hiring employees, acquiring and developing assets, developing markets, etc. Therefore, the Company has not generated any revenues and is still a development stage corporation.

The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

2.  Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Energy, Inc., and its wholly owned subsidiary, SeaTech Energy, Inc. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and intercompany transactions have been eliminated.

(b)Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting, in conformity with generally accepted accounting principles in the United States of America. The accrual basis of accounting provides for matching of revenues and expenses in the period they were earned and incurred.

(c) Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for assets acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

(d) Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Accounts Payable, and Accrued Expenses :
The carrying amount reported in the balance sheets for these items approximates fair value because of the short maturity of these instruments.
•	Loans and Notes Payable to Related Parties:

The carrying value of loans and notes payable to related parties approximates fair value as each of the notes payable carries an interest rate commensurate with commercial borrowing rates available to the Company.

As of March 31, 2010 and 2009, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2010 and 2009.

(f) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended March 31, 2010 and 2009 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended March 31, 2010 and 2009 was $0 and $1,000 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended March 31, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

(g) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(h) Income Taxes

The Company records federal and state income tax liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 – Accounting for Income Taxes .  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes , which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes . FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In May 2007, the FASB issued FASB Staff Position FIN 48-1 , Definition of a Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. The Company believes that their income tax filing positions and deductions will be sustained upon examination and, accordingly, have not recorded any reserves, or related accruals for interest and penalties, at March 31, 2010 or 2009 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, the Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrating expenses in the statement of operations.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

(i) Advertising Costs

Advertising costs are charged to operations as incurred.

(j) Earnings (Loss) Per Share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's Incentive Stock Plan are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

(j) Earnings (Loss) Per Share (Continued)

Effective May 19, 2008, the Company’s Board of Directors approved a reverse split of its common stock.  For purposes of computation of loss per share, as well as other references to the Company’s common stock, the number of shares outstanding has been retroactively adjusted to reflect the Company’s 1-for-20 reverse stock split.

Effective January 27, 2010, the Company’s majority shareholder approved an increase in its authorized capital from 200,000,000 to 1,000,000,000 shares of its common stock.

(k) Impact of Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock , The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective.  Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements.

 In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  This standard did not have a material impact on the financial statements.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended December 31, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation”.  This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning July 1, 2009. The Company does not have Variable Interest Entities consolidated in its financial statements.  Disclosure of a non-controlling interest has been made on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.
Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

3.  Going Concern

For the year ended March 31, 2010, the Company incurred a net loss of $331,200 and a cumulative net loss since inception of $5,730,706.  As of March 31, 2010, the Company had a negative working capital of $770,229 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of March 31, 2010 and 2009 consists of the following:

	2010	2009

Computer equipment	$9,873	$9,873
Furniture and fixtures	17,070	17,070
	26,943	26,943
Accumulated depreciation	24,369	20,730
Net	$2,574	$6,213

5.     Acquisition of Sea Tech Energy, Inc.

Effective June 15, 2009, the Company entered into a Stock Exchange Agreement with SeaTech Energy, Inc. and its stockholders, whereby the Company received 1,000,000 common shares of SeaTech, representing 100% of its outstanding shares, in exchange for 150,000,000 shares of its common stock. On that date, Sea Tech became a wholly owned subsidiary of FutureWorld.  The Board of Directors approved the value of the distribution rights based on the market value of the shares issued.

6.   Stock Issuances

 Effective December 31, 2009, the Company consummated an agreement with PowerCon Energy, Inc. to exchange certain distribution rights to PowerCon’s products for 50,000,000 shares of its common stock.   The Board of Directors approved the value of the distribution rights based on the market value of the shares issued.

On January 27, 2010, the Company agreed to issue Mr. Sam Talari, the Company’s Acting Chief Executive Officer, 50,000,000 shares of the Company’s common stock in exchange for the cancellation of $25,000 of principal and accrued interest owed to FutureTech Capital, a company owned 100% by Mr. Talari.

On March 22, 2010, the Company agreed to issue Mr. Cristino L. Perez, the Company’s Chief Financial Officer, 5,000,000 shares of the Company’s common stock in exchange for the cancellation of $20,000 of accrued salaries owed to Mr. Perez.

On March 24, 2010, the Company agreed to issue Mr. Venancio Pardo, an unrelated person, 7,000,000 shares of the Company’s common stock in exchange for the cancellation of a $35,000 convertible promissory note owed to Mr. Pardo by the Company.  Mr. Talari had assigned the note to Mr. Venancio Pardo for business unrelated to the Company.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

7.     Related Parties Transactions

Infrax Systems, Inc.

During the year ending March 31, 2008, the Company made cash advances to Infrax Systems, Inc (formerly OptiCon Systems, Inc.), a former wholly owned subsidiary, and paid expenses on its behalf amounting to $8,625.  On April 1, 2008, the outstanding amount was converted to a promissory note, with interest at the rate of 8% per annum, due December 31, 2010.  At March 31, 2010 and 2009, the outstanding amount due from Infrax Systems is $8,625 and $8,625respectively, and the accrued interest thereon at March 31, 2010 and 2009 was $1,730 and $1,040 respectively.

Diabetes Detection, Inc.

Effective December 14, 2007, Diabetes Detection, Inc. ceased to be a wholly owned subsidiary of the Company, therefore, the Company’s investment in Diabetes Detection, Inc. was recorded on the equity method.

During the year ended March 31, 2008, the Company made cash advances to Diabetes Detection, Inc., a former wholly owned subsidiary, and paid certain expenses on its behalf amounting to $104,499. On April 1, 2008, the outstanding amount was converted to a promissory note, with interest at the rate of 8% per annum, due December 31, 2010.  In October 2008, Dr. Ajay Gupta and Applied Medical Technology, the grantors of a license granting DDI rights to develop and market their only product, canceled the license agreement, at which time due to lack of capital resources or other means to continue as a going concern, DDI became insolvent.  On October 31, 2008, management decided to write off the outstanding balance of the note of $104,499 and accrued interest thereon of $7,742.

Diabetes Detection, Inc.

Additionally, due to Diabetes Detection’s insolvency, the Company’s investment in this subsidiary became worthless, and therefore, management decided to write off the remaining investment in subsidiary of $568,242, and related accrued licensing fees to Diabetes Detection of $325,000.

8.  Accrued Expenses

Accrued expenses at March 31, 2010 and 2009 were as follows:
	2010	2009
Accrued salaries	$698,399	$830,275
Payroll tax liabilities	37,073	24,619
Accrued interest	26,848	13,883
Accrued penalties	9,638	-
	$771,958	$868,777

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

9.   Related Parties Disclosures

(a) Loan from Saed (Sam) Talari

Since January 17, 2006, Mr. Talari, one of the Company’s Acting CEO and director has made unsecured loans to the Company for operations, not evidenced by promissory notes, in the aggregate amount of $287,201 though March 31, 2008.  On July 1, 2007, the Company agreed to convert $40,000 of the unsecured loan into two, $20,000 convertible promissory notes with interest at the rate of 5% per annum, due June 30, 2008 and June 30, 2009 respectively.  The notes are convertible, at the option of the holder, into common stock at 50% discount to the lowest bid price of the stock during the year prior to the conversion.  The Company recorded a discount due to the conversion feature of the notes in the amount of $40,000, and a corresponding amortization of the discount in the same amount.  On September 7, 2007, Mr. Talari assigned the two notes to Rene Morissette, an unrelated individual.  On February 17, 2008, the Company allowed Mr. Morissette to convert the two $20,000 notes into 8,000,000 shares of the Company’s common stock.

On April 1, 2008, the Company agreed to allow Mr. Talari to convert the remaining amounts due to him by the Company of $247,201, into a $500,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  The Mr. Talari agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $500,000.

On August 12, 2008, the Company allowed Mr. Talari to converted $1,080 of the principal amount of the Master Promissory Note into 10,800,000 shares of the Company’s common stock. On March 11, 2009, the Company allowed Talari to converted $240,000 of the principal amount of the Master Promissory Note into 60,000,000 shares of the Company’s common stock.  On January 23, 2010, the Company allowed Mr. Talari to convert $19,599 in principal amount and $5401 in accrued interest on the convertible note due to FutureTech Capital in exchange for 50,000,000 shares of the Company’s common stock.  The shares were issued to Mr. Talari as principal of FutureTech Capital.

Mr. Talari has the option to convert any part of the principal and/or interest outstanding under its respective Master Convertible Promissory Note, as amended, into the Company’s common stock at the lower of $.0005 or a 30% discount of the last five (5) days’ average bid price.

At March 31, 2010 and 2009, the remaining amount due to Mr. Talari on the Master Promissory Note is $6,151 and $6,151 respectively, and the accrued interest thereon at March 31, 2010 and 2009 is $11,221 and $10,914 respectively.

(b) Loan from FutureTech Capital, LLC

Since January 20, 2006, FutureTech Capital, LLC, a company partially owned by Mr. Talari has made unsecured loans to the Company, not evidenced by promissory notes, in the aggregate amount of $59,553.    On April 1, 2008, the Company agreed to allow FutureTech to convert the amounts due to them by the Company into a $100,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  FutureTech agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $100,000.  On January 23, 2010, the Company allowed Mr. Talari to convert $19,599 in principal amount and $5401 in accrued interest on the convertible note due to FutureTech Capital in exchange for 50,000,000 shares of the Company’s common stock.  The shares were issued to Mr. Talari as principal of FutureTech Capital. The remaining amount due to FutureTech on the Master Promissory Note at March 31, 2010 and 2009 is $39,953 and $59,553 respectively, and the accrued interest on the note at March 31, 2010 and 2009 is $367 and $2,969 respectively.

FutureTech Capital, LLC has the option to convert any part of the principal and/or interest outstanding under its respective Master Convertible Promissory Note, as amended, into the Company’s common stock at the lower of $.0005 per shares or at a 30% discount of the last five (5) days’ average bid price.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

(c) Employment Agreements

Sam Talari

On March 14, 2003, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum (currently $11,094 per month), and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Cristino L. Perez

On January 1, 2007, the Company entered into a two-year Employment Agreement with Cristino L. Perez, the Company's Chief Financial Officer and director of the Company. The Agreement is automatically extended for additional one-year period without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $5,000 per month, (b) 100,000 shares of the Company’s common stock, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

On January 1, 2010, the Company entered into a new two-year Employment Agreement with Mr. Perez, automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $5,000 per month, (b) 500,000 shares of the Company’s common stock, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

(b) Office Space

During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space provided by the principals at no cost to the Company in Pinellas Park, Florida.

10.   Change in Management

On March 9, 2009, Mr. Paul D. Lisenby resigned his position as Chief Executive Officer, but remained director of the Company, Saed (Sam) Talari was elected Acting Chief Executive Officer and director the Company and Mr. Cristino L. Perez, the Company’s Chief Financial Officer, was elected director of the Company.

11.  Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended March 31, 2010 and 2009:

	2010	2009

Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.00%	0.00%

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended March 31, 2010, or for the period July 23, 2002 (date of inception) through March 31, 2010.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate.  Net deferred tax assets and liabilities were comprised of the following:
	Year Ended March 31, 2010	Year Ended March 31, 2009	Period July 23, 2002 (inception) through March 31, 2010
Deferred tax asset (liability), current:
Prepaid expenses	$0	$364	$39,957
Accounts payable	0	131	131
Accrued salaries	0	2,196	44,855
Other accrued expenses	270,185	304,072	678,675
Valuation allowance	(270,185)	(306,763)	(963,618)
	$0	$0	$0
Deferred tax asset (liability), non-current
Net operating loss	$(154,870)	$3,567	$1,156,800
Valuation allowance	154,870	(3,567)	(1,156,80)
	$0	$0	$0

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2010 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of $ 1,136,147 from inception to March 31, 2010, which will expire, unless used to offset future federal taxable income through 2025.

12.   Stock Options and Warrants

  Incentive Stock Option Plan

On March 23, 2002, the Company adopted an Incentive Stock Option Plan (“Option Plan”) for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.    The Company authorized 4,000,000 shares to be set aside under the Option Plan.

The Company issued a total of 162,500 stock options to employees.  On January 1, 2007, Mr. Talari, the Company’s Acting CEO exercised an option for 100,000 shares, the remaining options expired March 23, 2010.  On May 6, 2008 the Board of Directors authorized additional shares under the Option Plan bringing the total authorized to 4,000,000 shares.

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

Warrants

In connection with a Stock Exchange Agreement among the Company, Diabetes Detection, Inc., Knowledge Market, Inc. on March 6, 2006, the Company issued Knowledge Market a warrant for the purchase of 275,000 shares at an exercise price of $10.00.  All of the Warrants granted were non-qualified fixed price warrants, and expired March 5, 2010.

The following table summarizes the activity related to the incentive stock options and stock purchase warrants for the period from July 23, 2002 (inception) to March 31, 2010:
Weighted Average
	Shares		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at July 23, 2002	–	–	$–	$–	$–	$ –
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2003	–	–	–	–	–	–
Granted	–	162,500	–	02-4.00	–	94
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2004	–	162,500	–	02-4.00	–	94
Granted	275,000	–	10.00	–	10.00	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2005	275,000	162,500	10.00	.02-4.00	10.00	.94
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2006	275,000	162,500	10.00	2.00-4.00	10.00	94
Granted	–	–	-	–	-	–
Exercised	–	(100,000)	–	.02	–	.02
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2007	275,000	62,500	10.00	2.00-4.00	10.00	2.40
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2008	275,000	62,500	10.00	2.00-4.00	10.00	2.40
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	–	–	–	–	–	–
Outstanding at March 31, 2009	275,000	62,500	10.00	2.00-4.00	10.00	2.40
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled or expired	(275,000)	(62,500)	(10.00)	(2.00-4.00)	(10.00)	(2.40)
Outstanding at March 31, 2010	–	–	–	–	–	–
Exercisable at March 31, 2010	–	–	$–	$–	$ -	$ –

FUTUREWORLD ENERGY, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009
(Unaudited)

13.  Subsequent Events

(b) Note Assignment and Stock Conversion

On April 6, 2010, Mr. Sam Talari assigned a $50,000 convertible promissory note owed to him by the Company to Venancio Pardo, an unrelated individual.  On the same date, the Company agreed to convert the promissory note assigned to Venancio Pardo into 10,000,000 shares of the Company’s common stock at a conversion price of $.005 per share.

On April 7, 2010, Mr. Sam Talari assigned a $70,000 convertible promissory note owed to him by the Company to Eventus Capital, Inc, an unrelated company.  The note is convertible into common stock at $.005 per share.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of March 31, 2010 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of March 31, 2010 such disclosure controls and procedures were not effective.

•	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
•
We have limited personnel and financial resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

•
Our limited financial resources restrict our employment adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.

•
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Internal Control

Our management, including the President, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Item 9B.  Other Information

 Not applicable.
PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table identifies our directors and executive officers, their ages, the positions each holds and, if a director, the first year he became a director.

Name	Age	Position(s)	Director since

Saed (Sam) Talari	49	Acting Chief Executive Officer and Director	2002
Cristino L. Perez	65	Chief Financial Officer, Secretary and Director	2008

            Saed (“Sam”) Talari has been one of our directors since 2002.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●
1994 – 1999 – Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.

●
1999 to Present – Mr. Talari founded FutureWorld Energy, Inc., (formerly Isys Medical, Inc.) and serves since inception as one of FutureWorld Energy’s directors. FutureWorld Energy is a diversified energy holding company, owning and seeking disrupted technologies in the renewable and alternative energy industry globally.

●	2001 to Present – Mr. Talari founded and manages FutureTech, a venture capital firm that invests in high technology start up enterprises.

           Mr. Talari attended the University of New Hampshire, where he studied computer science and mathematics. He earned a bachelor’s degree from the University of Massachusetts at Lowell in computer science, engineering and mathematics and took master studies in finance.

Cristino L. Perez has been our Chief Financial Officer on a part-time basis since January 1, 2007.  Mr. Perez became Secretary and one of our directors on November 21, 2008.  Mr. Perez’ employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●
October 1999 to June 2002 – Mr. Perez was employed by Baumann, Raymondo & Company, P.A., Certified Public Accountants, with primary responsibilities for development of accounting and auditing services to small publicly held enterprises.

●	October 2001 to September 2003 – Mr. Perez was on part-time basis a Chief Financial Officer, Secretary, Treasurer and Director of Resolve Staffing, Inc., a publicly traded company.
●	September 2002 until the present – Mr. Perez has been self-employed as an independent consultant on a part-time basis and full-time basis.

Mr. Perez earned a Bachelor of Arts degree in accounting from the University of South Florida in 1964.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2010 or 2009 fiscal year.

Code of Ethics.

On July 1, 2008, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended March 31, 2010, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 6365 53rd. Street North, Pinellas Park, Florida 33781.  Our Code of Ethics will be available per demand of any shareholder, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Audit committee.

We do not have an audit committee.

Procedures for stockholders to nominate directors.

We have not adopted any procedures whereby stockholders may nominate persons for election as directors.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary, bonus, and equity incentive compensation. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the company.

Compensation Objectives

Performance . Our two executives who are identified in the Summary Compensation Table (whom we refer to as our named executives) have held different positions and increased levels of responsibility. The amount of compensation for each named executive reflects his management experience, performance and service.  A key element of compensation is equity incentive compensation in the form of our common stock, and participation in our Non statutory Stock Option Plan, although no shares have been granted to date.

We believe that the compensation of our executives should reflect their success in attaining our key objectives. Our key objectives are currently: (i) attracting qualified individuals to enhance our management team, (ii) establishing strategic business relationships, (iii) raising capital, and (iv) develop our marketing plan. The key individual factors for each executive include but are not limited to: (i) the value of their skills and capabilities, (ii) performance of their management responsibilities, (iii) whether that individuals is capable to assuming greater responsibilities, (iv) leadership qualities, (v) tenure and career experience, (vi) current compensation arrangements, (vii) long-term potential to enhance shareholder value, and (viii) contribution as a member to our executive management team.

We allocate compensation between cash compensation and equity based compensation. We provide cash compensation in the form of base salaries to meet competitive salary norms and reward performance on an annual basis, if warranted. Base salary is designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results. We provide non-cash compensation in the form of equity incentive arrangements to retain and attract key individuals and to reward performance against specific objectives and long-term strategic goals.

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value. A key element of compensation that align the interests of our executives with shareowners is equity incentive compensation, and providing the executives the ability to convert a portion of their compensation into common shares, both of which increases the executive’s stake in the Company.

Implementing Our Objectives

Base Compensation.   Base compensation amounts for our executive officers are set pursuant to written agreements. When setting base salary, the Board reviews a number of factors, including but not limited to executives of similar position, responsibility, experience, qualifications and performance, which allows us to recruit and retain qualified executives.

Stock Option Grants. The Board of Directors has the authority to select individuals who are to receive options under the Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation we have paid to (i) our current and former chief executive officers during the last fiscal year, (ii) our two most highly compensated other executive offers who were executive officers at the end of the last fiscal year whose compensation exceeded $100,000 and (iii) our two most highly compensated other executive officers who were not executive officers at the end of the last fiscal year whose compensation exceeded $100,000.

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total
Saed (Sam) Talari, Acting	2010	$ 84,000	(1)	-0-	-0-	-0-	$ 84,000
Chief Executive Officer	2009	$ 84,000	(1)	-0-	-0-	-0-	$ 84,000
(Principal Executive Officer)	2008	$ 84,000	(1)	-0-	-0-	-0-	$ 84,000

Cristino L. Perez, Chief
Financial Officer (Principal	2010	$ 48,000	(2)		-0-	-0-	$ 68,000
Accounting Officer)	2009	$ 39,000	(3)	-0-	-0-	-0-	$ 39,000
 ______________

1.	Mr. Talari’s compensation consists of $84,000 of deferred compensation.
2.	Mr. Perez’ compensation consists of $14,000 in cash, $19,000 of deferred compensation, and $35,000 in common stock.
3.	Mr. Perez’ compensation consists of $11,000 in cash, $10,000 in deferred compensation, and $18,000 in common stock.

EMPLOYMENT AGREEMENTS

On March 14, 2003, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum (currently $11,094 per month), and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

On January 1, 2007, the Company entered into a two-year Employment Agreement with Cristino L. Perez, the Company's Chief Financial Officer and director of the Company. The Agreement is automatically extended for additional one-year period without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $5,000 per month, (b) 100,000 shares of the Company’s common stock, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

On January 1, 2010, the Company entered into a new two-year Employment Agreement with Mr. Perez, automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $5,000 per month, (b) 500,000 shares of the Company’s common stock, and (c) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

 COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors.  Presently, we do not provide compensation to outside directors.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

There are no family relationships between the directors or executive officers.  All of the actions by the Board of Directors during the year were taken by consent resolutions and written actions in lieu of meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at March 31, 2010;
—	our directors and executive officers as a group, at March 31, 2010; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2010.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of shares	Percentage
Cristino L. Perez	5,205,000	1.51%
Saed (Sam) Talari	121,100,000	35.17%
All directors and officers as a group (3 persons)	126,305,000	36.68%

STOCK OPTION PLAN AND WARRANTS

Stock Options

On March 23, 2002, we adopted an Incentive Stock Option Plan (“Option Plan”) for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.    We authorized 4,000,000 shares to be set aside under the Option Plan.

The Company issued a total of 162,500 stock options to employees.  On January 1, 2007, Mr. Talari, the Company’s Acting CEO exercised an option for 100,000 shares, the remaining options expired March 23, 2010.  On May 6, 2008 the Board of Directors authorized additional shares under the Option Plan bringing the total authorized to 4,000,000 shares.

Warrants

In connection with a Stock Exchange Agreement among the Company, Diabetes Detection, Inc., Knowledge Market, Inc. on March 6, 2006, we issued Knowledge Market a warrant for the purchase of 275,000 shares at an exercise price of $10.00.  All of the Warrants granted were non-qualified fixed price warrants, and expired March 5, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal years 2008 and 2009, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

●
On April 1, 2008 advances made by FutureTech Capital, LLC, a company owned by Mr. Talari, of $246,281 were converted into a master promissory note in the amount of $500,000.  The note carries interest of 5% per annum, and is convertible into our common stock at the lower of $.0005 per share or 30% discount to the 5-day bid average.  On August 12, 2008, Mr. Talari converted $1,080 of the principal amount into 10,800,000 shares of our common stock.  On March 11, 2009, Mr. Talari converted $240,000 of the principal amount into 60,000,000 shares of our common stock.  We believe the terms of this line of credit are more favorable than we could have obtained from an unrelated third party, if we could have obtained a line of credit from a third party at all.

●
On April 1, 2008 advances made by FutureTech Capital, LLC, a company owned by Mr. Talari, of $59,553 were converted into a master promissory note in the amount of $100,000.  The note carries interest of 5% per annum, and is convertible into our common stock at the lower of $.0005 per share or 30% discount to the 5-day bid average.  On January 23, 2010, Mr. Talari converted $19,599 of the principal amount and $5,401 in accrued interest on the FutureTech note into 50,000,000 shares of our common stock.  We believe the terms of this line of credit are more favorable than we could have obtained from an unrelated third party, if we could have obtained a line of credit from a third party at all.

●
On April 1, 2009, $305,000 of accrued salaries for Mr. Talari were converted into six promissory notes.  On March 24, 2010, $35,000 of these notes was assigned to an unrelated third party, and converted into 7,000,000 shares of our common stock.

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS
See index in Item 8
(a)(2) FINANCIAL STATEMENT SCHEDULES
None
(a)(3) OTHER EXHIBITS

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

31.2	Principal Financial & Accounting Officer’s Certification Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureWorld Energy, Inc.

Date: July 7, 2010	By:	/s/ Sam Talari
Saed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	July 7, 2010
Saed (Sam) Talari, Acting Principal Executive Officer and Director

/s/ Cristino L. Perez	July 7, 2010
Cristino L. Perez, Principal Financial Officer and Principal Accounting Officer and director