Form 10-K
period 2012-12-31
FUTUREWORLD ENERGY, INC..
filed 2013-03-29
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   March 29, 2013

FUTUREWORLD ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6365 53 rd . Street North, Pinellas Park, Florida	33781
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (813) 321-7862

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☐ Yes	☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☐ Yes	☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$55,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2013:

Common stock, par value $0.0001 per share	416,373,966
Other	None

FuttureWorld Energy, Inc.

 Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2013

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

Item 1.  Business

Background information

OUR HISTORY

“We”, “us” and “our” refer to FutureWorld Energy, Inc., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	We were incorporated in Delaware on June 23, 2002.
●	J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each then owning twenty-five percent of our common stock.
●	On July 29, 2005, FutureTech Capital LLC, a company entirely owned by Saeed Talari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.
●	Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy.
●	Before the exchange of our shares for FutureWorld Energy’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy’s common stock and beneficially owned through FutureTech eighty percent of our common stock.
●	After the exchange, our founders each owned directly four percent of FutureWorld Energy’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy’s common stock.
●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●	In connection with FutureWorld Energy’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy.
●	On May 29, 2008, FutureWorld Energy paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of FutureWorld Energy.
●	On May 2008, we changed our name from Hathaway Corporation to Isys medical.
●	On May 29, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05 (1 for 20). Statement of all share amounts, whether before of after May 29, 2008 in this annual report have been adjusted for the share consolidation.
●	On April 2009, we changed our name from Isys Medical to FutureWorld Energy.
●	On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively. After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.

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

 The address of our executive offices is, 6365 53 rd .. Street North, Pinellas Park, FL 33781 and our telephone number at that address is 813-321-7862. The address of our web site is www.futureworldenergyinc.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

About the Green Market

The last few years have been record years for the renewable energy industry in the United States. The development and sale of power from wind, solar, geothermal, biomass and other renewable sources in 2007 infused $20 billion into the U.S. economy and created tens of thousands of jobs. Renewable energy in the United States is growing at breakneck speed. Industry analysts say the rapid development of renewable energy has been driven by state policies that require renewables in the overall energy mix, and by Federal and State tax credits that have contributed in lowering the production cost of renewable energy enterprises. In addition, the rising price of oil and natural gas in recent times has helped boost the prospects for renewables, according to Chris Flavin, President of Worldwatch Institute, a research group that follows global energy and environmental trends.

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
  Develop a workable budgets, business and financial plans.
  Assist in attracting and hiring necessary personnel for operations.
  Assist in building the necessary infrastructure to support the company’s goal, acquiring machinery and equipment, funding alternatives, and management expertise in their particular area of operations.
  Schedule meetings with private investors, capital groups, fund managers and investment houses in order to properly raise the sufficient capital needed to execute the business plan.
  Increase value in your FutureWorld shares with each additional acquisition.
  Cross marketing, joint ventures and sales opportunity with sister companies and prospective acquisition targets.
  Expertise input from qualified management team from the sister companies.
  Increase in your company’s overall valuation.
  Provide exit strategy support through a sale or an Initial Public Offering.
  Provide support with listing the company on an appropriate trading exchange including all accounting, legal, SEC filings, and Edgar filings.
  Manage the public market with respect to all investor relations, public relations and trading of securities.
  Manage any and all mergers and acquisitions.

Our Employees

At the date of this annual report, we have one full-time employee. Sam Talari, our acting CEO, director and full time employee.

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

(b)  We did not terminate any legal proceedings during the fourth quarter of our 2012 fiscal year.

Item 4.     Submission of matters to a vote of security holders

We did not submit any matter to a vote of our security holders, through the solicitation of proxies or otherwise during the fourth quarter of our 2012 fiscal year.

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

	High Bid	Low Bid
Fiscal 2013:
Fourth Quarter	$.0014	$.0007
Third Quarter	$.014	$.01
Second Quarter	$.014	$.01
First Quarter	$.014	$.01

Fiscal 2012:
Fourth Quarter	$.013	$.01
Third Quarter	$.013	$.015
Second Quarter	$.020	$.01
First Quarter	$.025	$.01

As of March 31, 2013, we had 57 shareholders of record and approximately 3225 beneficial shareholders, and we had 416,373,966 shares of $0.0001 par value common stock outstanding.

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

         In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for year ended March 31, 2013, and determined that the adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 for year ended March 31, 2013, and determined that the adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at March 31, 2013, and 60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2013, the Company incurred a net loss of $0 and a cumulative net loss since inception of $5,730,706.  As of March 31, 2013, the Company had a working capital of $0 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

As of March 31, 2013, we had $60,047remaining on the lines of credit from Mr. Sam Talari and FutureTech Capital, respectively to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

 Unaudited Historical Financial Statements of FutureWorld Energy, Inc. for the years ended March 31, 2013 and 2012

CONTENTS

Management report on Unaudited Financial Statements	1

Balance Sheets as of March 31, 2013 and 2012	2

Statements of Operations for the Years
Ended March 31, 2013 and 2012	3

Statements of Cash Flows for the Years
Ended March 31, 2013 and 2012	4

Statement of Stockholders’ Equity for the Period July 23, 2002
(date of inception) through March 31, 2013	5

Notes to Financial Statements	6

UNAUDITED HISTORICAL FINANCIAL STATEMENTS

The accompanying financial statements of FutureWorld Energy, Inc. for the years ended March 31, 2013 and 2012 are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The financial statements have not been audited. The Company's executive officers certify that the statements and the notes thereto, present fairly, in all material respects, the material position of the issuer and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied.

FutureWorld Energy, Inc.

___ /s/ Sam Talari _______________

Saeed (Sam) Talari

Acting Chief Executive Officer

FUTUREWORLD ENERGY, INC.
Balance Sheets
(Unaudited)
	As of March 31,
ASSETS	2013	2012
Current Assets
Cash in Banks	$-	$-
Accounts receivable	0	0
Prepaid expenses	-	0
Total Current Assets	0	0

Property and Equipment
Furniture and Fixtures	17,070	17,070
Office Equipment	9,873	9,873
Accumulated Depreciation		(20,730)
Total Property and Equipment, Net of Depreciation	26,943	6,213

Other Assets
Investment in Subsidiary	-	-
Loans receivable - related parties	0	0
Total Other Assets	0	0

Total Assets	$26,943	$6,213

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$0
Accrued Expenses	771,958	868,777
Total Current Liabilities	771,958	868,777

Long Term Liabilities
Loans & notes payable - Related Parties	316,673	316,673
Total Long Term Liabilities	316,673	316,673

Total Liabilities	1,088,631	1,185,450

Stockholders' Deficit
Common stock, $.0001 par value, 1,000,000,000 shares authorized,
416,373,966 and 416,373,966 shares issued and outstanding	41,637	41,637
Additional Paid-in Capital	4,620,567	4,466,767
Retained deficit accumulated	(5,730,706)	(5,399,506)

Total Stockholders' Deficit	(1,068,502)	(891,102)

Total Liabilities & Stockholders' Deficit	$20,129	$294,348

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
Statements of Operations
(Unaudited)
			For the Period July 23, 2002 (inception) to March 31, 2013
	For the Years Ended March 31,
	2013	2012
Operating Revenues
Net Sales	$-	$-	$-

Total Operating Revenue	-	-	-

Operating Expenses
Bad debt expenses	-	112,241	112,241
Consulting Fees	0	625	525,873
Depreciation Expense	0	4,690	2,291,396
Licensing Fees	0	150,000	587,748
Public relations	-	-	541,401
Salaries and Benefits	0	150,025	575,035
Other Administrative Expenses	0	11,617	141,720
Total Operating Expenses	0	429,198	4,775,414

Loss from Operations	0	(429,198)	(4,775,414)

Other Income and (Expenses)
Loss from discontinued operations	-	-	(325,271)
Loss from disposal of assets	-	(568,242)	(719,015)
Loss from equity method	-	-	(4,093)
Forgiveness of debt	-	115,884	115,884
Interest income	0	8,781	9,471
Interest expense	(18,365)	(13,884)	(32,268)
Total Other Income and (Expenses)	(18,365)	(457,461)	(955,292)

Net Loss For the Period	(18,365)	(886,659)	$(5,730,706)

Average Number of Shares Outstanding
Basic	416,373,966	416,373,966

Fully Diluted	416,373,966	416,373,966

Net Loss Per Common Share
Basic	$(0.0003)	$(0.001)

Fully Diluted	$(0.0003)	$(0.001)

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
Statement of Shareholders' Deficit
For the Period July 23, 2002 (date of inception) through March 31, 2013
(Unaudited)

	Common Stock		Receivable	Paid-in Capital	Deficit
	Shares	Amount	Amount	Amount	Amount	Total

Balance, July 23, 2002	985,000	$99	$-	$2,418,622	$-	$2,418,720
Stock subscribed	-	-	(920)	-	-	(920)
Loss for the period	-	-	-	-	(42,724)	(42,724)
Balance, March 31, 2003	985,000	99	(920)	2,418,622	(42,724)	2,375,076
Loss for the period	-	-	-	-	(109,572)	(109,572)
Balance, March 31, 2004	985,000	99	(920)	2,418,622	(152,296)	2,265,504
Loss for the period	-	-	-	-	(148,666)	(148,666)
Balance, March 31, 2005	985,000	99	(920)	2,418,622	(300,962)	2,116,838
Settlement of subscription	-	-	920	-	-	920
Stock issued in exchange for 100% stock of OptiCon Systems, Inc.	2,000,000	200	-	76,733,800	-	76,734,000
Stock issued in exchange for services	21,250	2	-	383,668	-	383,670
Stock issued in exchange for 100% stock of Diabetes Detection, Inc.	155,000	16	-	893,227	-	893,242
Contributed capital	-	-	-	16,188	-	16,188
Loss for the period	-	-	-	-	(995,476)	(995,476)
Balance, March 31, 2006	3,161,250	316	-	80,445,504	(1,296,438)	79,149,382
Stock issued in exchange for services	60,000	6	-	329,097	-	329,103
Stock issued for cash upon the exercise of an option	100,000	10	-	1,990	-	2,000
Stock issued in satisfaction of license fee for use of patent technology	38,236	4	-	149,996	-	150,000
Loss for the period	-	-	-	-	(3,472,662)	(3,472,662)
Balance, March 31, 2007	3,359,486	336	-	80,926,587	(4,769,100)	76,157,823
Stock dividend of Opticon shares paid resulting in spin off of OptiCon Systems, Inc.	-	-	-	(76,514,045)	-	(76,514,045)
Elimination of deficit of OptiCon Systems and Diabetes Detection which ceased being subsidiaries	-	-	-	-	788,214	788,214
Discount on conversion feature of convertible notes	-	-	-	40,000	-	40,000
Discount on conversion feature of convertible notes	-	-	-	(40,000)	-	(40,000)
Loss for the period	-	-	-	-	(861,325)	(861,325)
Balance, March 31, 2008	3,359,486	336	-	4,412,542	(4,842,211)	(429,333)
Equity adjustment of investment in subsidiary on stock dividend shares on spin off of OptiCon Systems	-	-	-	(219,955)	219,955	-
Elimination of retained deficit of OptiCon Systems and Diabetes Detection included in prior year profit and loss	-	-	-	-	109,409	109,409

Stock issued in exchange for services	200,000	20	-	980	-	1,000
Shares issued upon conversion of debt	8,000,000	800	-	39,200	-	40,000
Shares issued upon conversion of debt	10,800,000	1,080	-	-	-	1,080
Shares issued upon conversion of convertible debt	60,000,000	6,000	-	234,000	-	240,000
Fractional shares	22	-	-	-	-	-
Loss for the period	-	-	-	-	(886,659)	(886,659)
Balance, March 31, 2009	82,359,508	8,236	-	4,466,767	(5,399,506)	(924,503)
Shares issued in exchange for distribution rights of PowerCon Energy, Inc. products	50,000,000	5,000	-	20,000	-	25,000
Shares issued in exchange for 100% stock in SeaTech Energy, Inc.	150,000,000	15,000	-	60,000	-	75,000
Shares issued in exchange for promissory note/interest	50,000,000	5,000	-	20,000	-	25,000
Shares issued in exchange for promissory note	7,000,000	700	-	34,300	-	35,000
Shares issued in exchange for debt	5,000,000	500	-	19,500	-	20,000
Cancellation of shares	(300,000)	-	-	-	-	-
Reissuance the cancelled shares	300,000	-	-	-	-	-
Discount on conversion feature of convertible notes	-	-	-	305,000	-	40,000
Discount on conversion feature of convertible notes	-	-	-	(305,000)	-	(40,000)
Loss for the period	-	-	-	-	(331,200)	(331,200)
Balance, March 31, 2013, 2012, 2012	416,373,966	$41,637	$-	$4,620,567	$(5,730,706)	$(1,075,703)

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.
Statements of Cash Flows
(Unaudited)
For the Years Ended March 31,
	2013	2012
C ash Flows From Operating Activities
Net Loss	$0	$0
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation & amortization	0	0
Adjustment to spin off OptiCon Systems, Inc. as a subsidiary	-	-
Adjustment to discontinued Diabetes Detection, Inc. as a subsidiary	-	-
Bad debt expenses	-
Issuance of common stock in exchange for licensing fees
Issuance of common stock in exchange for services	-	0
Write off of investment in subsidiary, Diabetes Detection, Inc.	-	0
Write off of accrued licensing fees	-	0
Foregivenss of debt	-	0
Changes in working capital components:	-
Accounts receivable	-
Prepaid expenses
Accounts payable	--
Accrued salaries	-
Other accrued expenses	-
Net Cash Used by Operations

Cash Flows From Investing Activities	-	-

Cash Flows from Financing Activities
Loans from related parties
Repayment of loans - related parties	-
Net Cash Flows from Financing Activities	0

Net Increase (Decrease) in Cash	-
Cash Balance, Beginning of the Period	-

Cash Balance, End of the Period	$-	$-

Supplemental Disclosures on Interest and Income Taxes Paid:
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reduction of Investment in Subsidiary resulting from the termination of Diabetes Detection, Inc. as a subsidiary	$-	$-
Reduction of Investment in Subsidiary resulting from the termination of OptiCon Systems, Inc. as a subsidiary	$-	$-
Payment of stock dividend of OptiCon stock resulting in the spin-off of OptiCon Systems, Inc.	$-	$-
Reduction in loans from related parties resulting from termination of OptiCon Systems, Inc. as a subsidiary	$-	$-
Conversion of debt and accrued interest and accrued salaries into common stock	$0	$0

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

(Unaudited)

1.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of March 31, 2013 and 2012, and the statements of operations, statements of cash flows, and statement of stockholders’ equity for the years ended March 31, 2013 and 2012 of FutureWorld Energy, Inc., have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2013 and 2012 and for all periods presented, have been made.

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

On December 14, 2007, Saeed (Sam) Talari, one of Company’s directors and major shareholders, exercised his option under a 5% convertible debenture due December 31, 2008 of DDI, and converted the outstanding amount of the debenture into 7,000,000 shares of the DDI’s common stock.  After the conversion, Mr. Talari owed approximately 90% of DDI’s issued and outstanding common stock, and therefore DDI ceased being a wholly owned subsidiary of FutureWorld.

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

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

For the Years Ended March 31, 2013 and 2012

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
As of March 31, 2013 and 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2013 and 2012.

(f) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended March 31, 2013 and 2012 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended March 31, 2013 and 2012 was $0 and $1,000 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended March 31, 2013 and 2012 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

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

(h) Income Taxes

The Company records federal and state income tax liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 – Accounting for Income Taxes ..  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. The Company believes that their income tax filing positions and deductions will be sustained upon examination and, accordingly, have not recorded any reserves, or related accruals for interest and penalties, at March 31, 2013 or 2012 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, the Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrating expenses in the statement of operations.

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

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

For the Years Ended March 31, 2013 and 2012

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

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

(Unaudited)

3.  Going Concern

For the year ended March 31, 2013, the Company incurred a net loss of $0 and a cumulative net loss since inception of $5,730,706.  As of March 31, 2013, the Company had a negative working capital of $0 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of March 31, 2013 and 2012 consists of the following:

	2012	2012

Computer equipment	$9,873	$9,873
Furniture and fixtures	17,070	17,070
	26,943	26,943
Accumulated depreciation	24,369	20,730
Net	$2,574	$6,213

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

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

(Unaudited)

7.     Related Parties Transactions

Infrax Systems, Inc.

N/A

8.  Accrued Expenses

Accrued expenses at March 31, 2013 and 2012 were as follows:

	2013	2012
Accrued salaries	$0	$698,399
Payroll tax liabilities	0	37,073
Accrued interest	0	26,848
Accrued penalties	0	-
	$0	$771,958

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

(Unaudited)

9.   Related Parties Disclosures

(a) Loan from Saeed (Sam) Talari

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

On April 1, 2008, the Company agreed to allow Mr. Talari to convert the remaining amounts due to him by the Company of $247,201, into a $500,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  The Mr. Talari agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $1,000,000.

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

Mr. Talari has the option to convert his entire owed salary into a convertible debenture into the Company’s common stock at the lower of $.0005 or a 30% discount of the last five (5) days’ average bid price.

At March 31, 2013 and 2012, the remaining amount due to Mr. Talari on the Master Promissory Note and his note on his salary is $1,014,399 and $316,151 respectively, and the accrued interest thereon at March 31, 2013 and 2012 is $11,221 and $10,914 respectively.

(b) Loan from FutureTech Capital, LLC

Since January 20, 2006, FutureTech Capital, LLC, a company partially owned by Mr. Talari has made unsecured loans to the Company, not evidenced by promissory notes, in the aggregate amount of $59,553.    On April 1, 2008, the Company agreed to allow FutureTech to convert the amounts due to them by the Company into a $100,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  FutureTech agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $100,000.  The remaining amount due to FutureTech on the Master Promissory Note at March 31, 2013 and 2012 is $100,000 and $59,553 respectively, and the accrued interest on the note at March 31, 2013 and 2012 is $367 and $2,969 respectively.

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

For the Years Ended March 31, 2013 and 2012

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

10.   Change in Management

NONE

11.  Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended March 31, 2013 and 2012:

	2013	2012

Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.00%	0.00%

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2012

(Unaudited)

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended March 31, 2013, or for the period July 23, 2002 (date of inception) through March 31, 2013.

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2013 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of $5,730,706 from inception to March 31, 2013, which will expire, unless used to offset future federal taxable income through 2025.

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

For the Years Ended March 31, 2013 and 2012

(Unaudited)

13.  Subsequent Events

NONE

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures.

Not applicable.

Item 9A(T).  Controls and Procedures

As of March 31, 2013 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of March 31, 2013 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Name	Age	Position(s)	Director since

Saeed (Sam) Talari	46	Acting Chief Executive Officer and Director	2002

  Saeed (“Sam”) Talari has been one of our directors since 2002.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2013 or 2012 fiscal year.

Code of Ethics.

On July 1, 2008, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended March 31, 2013, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 6365 53rd. Street North, Pinellas Park, Florida 33781.  Our Code of Ethics will be available per demand of any shareholder, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total
Saeed (Sam) Talari, Acting	2013	$ 0	(1)	-0-	-0-	-0-	$ 0
Chief Executive Officer	2012	$ 84,000	(1)	-0-	-0-	-0-	$ 84,000
(Principal Executive Officer)	2011	$ 84,000	(1)	-0-	-0-	-0-	$ 84,000

 ______________

1.	Mr. Talari’s compensation consists of $84,000 of deferred compensation.
2.	Mr. Perez’ compensation consists of $14,000 in cash, $19,000 of deferred compensation, and $35,000 in common stock.
3.	Mr. Perez’ compensation consists of $11,000 in cash, $10,000 in deferred compensation, and $18,000 in common stock.

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

8

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at March 31, 2013;
—	our directors and executive officers as a group, at March 31, 2013; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2013.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of shares	Percentage

Saeed (Sam) Talari	346,704,323	86.00%
All directors and officers as a group (1 person)	346,704,323	86.00%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

FutureWorld Energy, Inc.

Date: March 19, 2013	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	March 19, 2013
Saeed (Sam) Talari, Acting Principal Executive Officer and Director

Exhibit 31.1

CERTIFICATION

I, Saeed (Sam) Talari, certify that:

1. I have reviewed this financial report of FutureWorld Energy, Inc for the year ended March 31, 2013.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other material information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer(s) and-I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have: a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

___ /s/ Sam Talari ________________

By: Saeed (Sam) Talari

Acting Chief Executive Officer

Dated: March 19, 2013

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Financial Report of FutureWorld Energy, Inc. (the "Company"), for the year ending March 31, 2013 and 2012, as filed on the date hereon (the "Report"), I, Saeed (Sam) Talari, Acting Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

___ /s/ Sam Talari _______________

Saeed (Sam) Talari

Acting Chief Executive Officer

Dated: March 19, 2013