Form 10-Q
period 2013-06-30
FUTUREWORLD ENERGY, INC..
filed 2013-08-15
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013 (First Quarter)

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 14, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$135,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2013:

Common stock, par value $0.0001 per share	416,373,966
Other	None

FuttureWorld Energy, Inc.

 Annual Report on Form 10-Q

For the First Quarter Ended June 30, 2013

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-Q noted:

NONE

Forward-Looking Statements

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language, and among other things:  (i) events that may occur in the future, (ii) implementation of our business model; development and marketing of our products and services and (iii) prospects for revenues and profitability.  All forward-looking statements included in this document are based on information available to us on the date hereof.  We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties.  Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

FUTUREWORLD ENERGY, INC.
Consolidated Balance Sheets

	June 3,	March 31,
	2013	2013
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Note receivable	0	0
Total current assets	0	0

Property & equipment, net of accumulated - net	0	1,523
Intangible property, net of accumulated - net	1,343,906	1,343,438
Deposits	0	0
Total Assets	$1,343,906	$1,343,961

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,330	$1,922
Accrued expenses	692,289	652,658
Deferred revenue	0	0
Notes payable	0	0
Loans and notes payable, related parties	581,000	581,000
Total current liabilities	1,278,619	2,275,008

Notes payable to shareholder	0	0
Total liabilities	1,278,619	1,235,504

Stockholders' Equity
Preferred stock, 100,000,000 authorized, $.0001 par value:
None issued and outstanding

Common stock, $.0001 par value, 1000,000,000 shares
authorized; 416,373,966 and 416,373,966 shares
issued and outstanding, respectively	34,436	34,436
Additional paid-in capital	6,045,567	6,045,567
Minority interest in subsidiary
Accumulated deficit	(6,014,716)	(5,960,546)
Total stockholders' equity	65,287	119,457

Total Liabilities and Stockholders' Equity	$1,343,907	$1,354,960

.

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30 & Year End March 31
	2013	2013

Revenues	$-	$-
Direct costs	-	-

Gross Profit	-	-

Operating expenses:
Salaries and benefits	36,514	146,055
Consulting	-	-
Professional fees	3,977	38,949
General and administrative	-	-
Amortization and depreciation	11,054	42,810
Total operating expenses	51,545	190,312

Other income (expense):
Interest expenses	(2,624)	(18,365)
Sale of assets, net	-	-
Total other (expense)		-

Loss from operations before income taxes	(54,169)	(18,365)

Provision for income taxes	-	-

	$(54,169)	$(18,365)
Minority Interest	-	-
Net loss	$(54,169)	$(208,677)

Earnings (loss) per share:
Basic	$(0.0012)	$(0.0003)
Weighted average shares outstanding
Basic	416,373,966	416,373,966

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ended
	June 30, March 31
	2013	2013

Cash Flows from Operating Activities:
Net (loss) income	$(54,169)	$(208,677)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	11,054	42,810
Amortization of deferred revenue
Loss on sale of assets
Issuance of stock in settlement of services
Minority interest
Changes in assets and liabilities:
Accounts receivable
Inventory
Due from affiliate
Related party loans	(181,000)	(175,182)
Prepaid and other
Accounts payable	(5,330)	(1,922)
Accrued expenses	(77,455)	(76,848)
Customer deposits and deferred revenue		-
Net Cash (Used) Provided by Operating Activities	(306,900)	(419,819)

Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable
Repayments of notes payable
Proceeds from sale of assets
Related party advances	5,818	175,182
Net Cash (Used) Provided by Financing Activities	5,818	175,182

Net increase/decrease in Cash	(301,082)	(244,637)

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of June 30, 2013

(Unaudited)

1. History of the Company and Nature of the Business

OUR HISTORY

“We”, “us” and “our” refer to FutureWorld Energy, Inc., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	We were incorporated in Delaware on June 23, 2002.
●	J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each then owning twenty-five percent of our common stock.
●	On July 29, 2005, FutureTech Capital LLC, a company entirely owned by Saeed Talari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.
●	Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy.
●	Before the exchange of our shares for FutureWorld Energy’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy’s common stock and beneficially owned through FutureTech eighty percent of our common stock.
●	After the exchange, our founders each owned directly four percent of FutureWorld Energy’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy’s common stock.
●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●	In connection with FutureWorld Energy’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy.
●	On May 29, 2008, FutureWorld Energy paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of FutureWorld Energy.
●	On May 2008, we changed our name from Hathaway Corporation to Isys medical.
●	On May 29, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05 (1 for 20). Statement of all share amounts, whether before or after May 29, 2008 in this annual report have been adjusted for the share consolidation.
●	On April 2009, we changed our name from Isys Medical to FutureWorld Energy.
●	On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively. After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.
●	June 10, 2009, FutureWorld Energy acquires SeaTech Energy Inc., a Nevada corporation, for 150M shares in Common Stock or $1,500,000.

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

  Nature of Business

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of June 30, 2013 and 2012, and the statements of operations, statements of cash flows, and statement of stockholders’ equity for the years ended June 30, 2013 and 2012 of FutureWorld Energy, Inc., have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2013 and 2012 and for all periods presented, have been made.

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
As of June 30, 2013 and 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2013 and 2012.

(f) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended June 30, 2013 and 2012 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended June 30, 2013 and 2012 was $0 and $1,000 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended June 30, 2013 and 2012 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. The Company believes that their income tax filing positions and deductions will be sustained upon examination and, accordingly, have not recorded any reserves, or related accruals for interest and penalties, at June 30, 2013 or 2012 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, the Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrating expenses in the statement of operations.

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

3.  Going Concern

For the first quarter June 30, 2013, the Company incurred a net loss of $0 and a cumulative net loss since inception of $5,730,706.  As of June 30, 2013, the Company had a negative working capital of $0 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of June 30, 2013 and 2012 consists of the following:

	2013	2012

Computer equipment	$9,873	$9,873
Furniture and fixtures	17,070	17,070
	26,943	26,943
Accumulated depreciation	24,369	20,730
Net	$2,574	$6,213

5.   Stock Issuances

N/A

6.     Related Parties Transactions

N/A

7.  Accrued Expenses

Accrued expenses at June 30, 2013 and 2012 were as follows:

	2013	2012
Accrued salaries	$831,527	$698,399
Payroll tax liabilities	41,576	37,073
Accrued interest	0	26,848
Accrued penalties	0	-
	$873,103	$771,958

8.   Related Parties Disclosures

(a) Loan from Saeed (Sam) Talari

On April 1, 2008, the Company agreed to allow Mr. Talari to convert the remaining amounts due to him by the Company of $247,201, into a $500,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  The Mr. Talari agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $1,000,000. On January 2012 Mr. Talari assigned a portion of his master note to Certainty Financial, an unrelated individual.

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

At June 30, 2013 and 2012, the remaining amount due to Mr. Talari on the Master Promissory Note and his note on his salary is $1,014,399 and $316,151 respectively, and the accrued interest thereon at June 30, 2013 is $11,221.

(b) Loan from FutureTech Capital, LLC

Since January 20, 2006, FutureTech Capital, LLC, a company partially owned by Mr. Talari has made unsecured loans to the Company, not evidenced by promissory notes, in the aggregate amount of $59,553.    On April 1, 2008, the Company agreed to allow FutureTech to convert the amounts due to them by the Company into a $100,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  FutureTech agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $100,000.  The remaining amount due to FutureTech on the Master Promissory Note at June 30, 2013 and 2012 is $100,000 and $59,553 respectively.

FutureTech Capital, LLC has the option to convert any part of the principal and/or interest outstanding under its respective Master Convertible Promissory Note, as amended, into the Company’s common stock at the lower of $.0005 per shares or at a 30% discount of the last five (5) days’ average bid price.

On January 2012 FutureTech Capital, LLC assigned a portion of the master note to Certainty Financial, an unrelated individual.

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

(b) Office Space

During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space provided by the principals at no cost to the Company in Saint Petersburg, Florida.

Item 2.   Management’s discussion and analysis of financial condition and results of operations

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

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, SFAS 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  Contingent consideration arrangements are to be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We implemented SFAS 141R on April 1, 2009 and determined the adoption of this statement did not have an effect on our financial statements.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for first quarter June 30, 2013, and determined that the adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 for first quarter June 30, 2013, and determined that the adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at June 30, 2013, and 60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter June 30, 2013, the Company incurred a net loss of $0 and a cumulative net loss since inception of $5,730,706.  As of June 30, 2013, the Company had a working capital of $0 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

As of June 30, 2013, we had $60,047remaining on the lines of credit from Mr. Sam Talari and FutureTech Capital, respectively to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan. We had no other contractual obligation or material commercial commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Not applicable.

Item 4(T).  Controls and Procedures

As of June 30, 2013 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2013 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter June 30, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings.

None

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K for the first quarter March 31, 2013 filed on March 30, 2013 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

We are in the process of a merger agreement with an associated company. We will complete the merger after the filing of the June 30, 2013 10Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureWorld Energy, Inc.

Date: August 12, 2013	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	August 12, 2013
Saeed (Sam) Talari, Acting Principal Executive Officer and Director