Form 10-Q
period 2013-09-30
FUTUREWORLD ENERGY, INC..
filed 2013-11-19
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013 (First Quarter)

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   November 19, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$135,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2013:

Common stock, par value $0.0001 per share	416,373,966
Other	None

FutureWorld Energy, Inc.
Annual Report on Form 10-Q

For the First Quarter Ended September 30, 2013

Item 4	Removed and Reserved	24

Item 5	Other Information	24

Item 6	Exhibits	24

Signatures		25

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

FUTUREWORLD ENERGY, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Note receivable	0	0
Total current assets	0	0

Property & equipment, net of accumulated - net	8,992	1,523
Intangible property, net of accumulated - net	133,4375	1,343,438
Deposits	0	0
Total Assets	$1,343,367	$1,343,961

Liabilities and Stockholders' Equity
Current liabilities

Accounts payable	$7,684	$1,922
Accrued expenses	733,969	652,658
Deferred revenue	0	0
Notes payable	0	0
Loans and notes payable, related parties	592,605	581,000
Total current liabilities	1,334,258	2,275,008

Notes payable to shareholder	0	0
Total liabilities	1, 334,258	1,235,504

Stockholders' Equity
Preferred stock, 100,000,000 authorized, $.0001 par value:
None issued and outstanding

Common stock, $.0001 par value, 1000,000,000 shares
authorized; 416,373,966 and 416,373,966 shares
issued and outstanding, respectively	34,436	34,436
Additional paid-in capital	6,045,567	6,045,567
Minority interest in subsidiary
Accumulated deficit	(6,070,894)	(5,960,546)
Total stockholders' equity	9,109	119,457

Total Liabilities and Stockholders' Equity	$1,343,367	$1,354,960

.

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Operations
(unaudited)

For the Three Months Ended
September 30 & Year End June 30

	2013	2013

Revenues	$-	$-
Direct costs	-	-

Gross Profit	-	-

Operating expenses:
Salaries and benefits	39,132	146,055
Consulting	-	-
Professional fees	2,030	38,949
General and administrative	2,824	-
Amortization and depreciation	9,644	42,810
Total operating expenses	53,630	190,312

Other income (expense):
Interest expenses	(2,548)	(18,365)
Sale of assets, net	-	-
Total other (expense)		-

Loss from operations before income taxes	(56,178)	(18,365)

Provision for income taxes	-	-

	$(56,178)	$(18,365)
Minority Interest	-	-
Net loss	$(56,178)	$(208,677)

Earnings (loss) per share:
Basic	$(0.0012)	$(0.0003)
Weighted average shares outstanding
Basic	416,373,966	416,373,966

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ended
	September 30, June 30
	2013	2013

Cash Flows from Operating Activities:
Net (loss) income	$(56,178)	$(208,677)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	9,644	42,810
Amortization of deferred revenue
Loss on sale of assets
Issuance of stock in settlement of services
Minority interest
Changes in assets and liabilities:
Accounts receivable
Inventory Furniture & Equipment	(9,105)
Due from affiliate
Related party loans	11,605	(175,182)
Prepaid and other
Accounts payable	2,354	(1,922)
Accrued expenses	41,680	(76,848)
Customer deposits and deferred revenue		-
Net Cash (Used) Provided by Operating Activities	(0)	(419,819)

Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable
Repayments of notes payable
Proceeds from sale of assets
Related party advances	0	175,182
Net Cash (Used) Provided by Financing Activities	0	175,182

Net increase/decrease in Cash	(0)	(244,637)

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of September 30, 2013

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of September 30, 2013 and 2012, and the statements of operations, statements of cash flows, and statement of stockholders’ equity for the years ended September 30, 2013 and 2012 of FutureWorld Energy, Inc., have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2013 and 2012 and for all periods presented, have been made.

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

On March 1, 2006, the Company acquired 100% of the outstanding common stock of DDI from their shareholders in exchange for common stock of FutureWorld, at which time DDI became a wholly owned subsidiary of FutureWorld.

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
As of September 30, 2013 and 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2013 and 2012.

(f) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended September 30, 2013 and 2012 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended September 30, 2013 and 2012 was $0 and $1,000 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended September 30, 2013 and 2012 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

(h) Income Taxes

The Company records federal and state income tax liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 – Accounting for Income Taxes.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. The Company believes that their income tax filing positions and deductions will be sustained upon examination and, accordingly, have not recorded any reserves, or related accruals for interest and penalties, at September 30, 2013 or 2012 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, the Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrating expenses in the statement of operations.

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

 In March 2008, the FASB issued guidance under ASC 815 Derivatives and Hedging. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  This standard did not have a material impact on the financial statements.

In December 2007, the FASB issued revised guidance under ASC 805 Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended December 31, 2009.

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

3.  Going Concern

For the second quarter ending September 30, 2013, the Company incurred a net loss of $ 56,178 and a cumulative net loss since inception of $6,070,894.  As of September 30, 2013, the Company had a negative working capital of $ 56,178 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of September 30, 2013 and 2012 consists of the following:

	2013	2012

Computer equipment	$4,110	$9,873
Furniture and fixtures	4,995	17,070
	9,105	26,943
Accumulated depreciation	113	20,730
Net	$8,992	$6,213

5.   Stock Issuances

N/A

6.     Related Parties Transactions

N/A

7.  Accrued Expenses

Accrued expenses at September 30, 2013 and 2012 were as follows:

	2013	2012
Accrued salaries	$831,527	$652,658
Payroll tax liabilities	41,576	0
Accrued interest	0	0
Accrued penalties	0	-
	$873,103	$652,658

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

Mr. Talari has the option to convert any part of the principal and/or interest outstanding under its respective Master Convertible Promissory Note, as amended, into the Company’s common stock at the lower of $.001 or a 30% discount of the last five (5) days average bid price.

Mr. Talari has the option to convert his entire owed salary into a convertible debenture into the Company’s common stock at the lower of $.001 or a 30% discount of the last five (5) days average bid price.

At September 30, 2013 and 2012, the remaining amount due to Mr. Talari on the Master Promissory Note and his note on his salary is $1,014,399 and $316,151 respectively, and the accrued interest thereon at September 30, 2013 is $11,221.

(b) Loan from FutureTech Capital, LLC

Since January 20, 2006, FutureTech Capital, LLC, a company partially owned by Mr. Talari has made unsecured loans to the Company, not evidenced by promissory notes, in the aggregate amount of $59,553. On April 1, 2008, the Company agreed to allow FutureTech to convert the amounts due to them by the Company into a $100,000 Master Convertible Promissory Note, with interest at the rate of 5% per annum, based on amounts advanced from time to time, payable annually.  FutureTech agreed to continue making advances to the Company on an interim basis under a Master Convertible Promissory Note to a maximum of $100,000.  The remaining amount due to FutureTech on the Master Promissory Note at September 30, 2013 and 2012 is $100,000 and $59,553 respectively.

FutureTech Capital, LLC has the option to convert any part of the principal and/or interest outstanding under its respective Master Convertible Promissory Note, as amended, into the Company’s common stock at the lower of $.001 per shares or at a 30% discount of the last five (5) days average bid price.

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

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The adoption of the applicable provisions of SFAS 157 on July 1, 2008 did not have an impact on the Company’s financial statements.    SFAS 157 provides an exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.  We are evaluating the effect that adoption of the remaining provisions of this statement will have on our financial statements.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for first quarter September 30, 2013, and determined that the adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS

168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 for first quarter September 30, 2013, and determined that the adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at September 30, 2013, and 60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the second quarter ending September 30, 2013, the Company incurred a net loss of $56,178 and a cumulative net loss since inception of $ 6,070,894.  As of September 30, 2013, the Company had a working capital of $0 and $-0- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

As of September 30, 2013, we had $60,047 remaining on the lines of credit from Mr. Sam Talari and FutureTech Capital, respectively to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Item 4.  Controls and Procedures.

Not applicable.

Item 4(T).  Controls and Procedures

As of September 30, 2013 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of September 30, 2013 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only managements report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter September 30, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

We are in the process of a merger agreement with an associated company. We will complete the merger after the filing of the September 30, 2013 10Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureWorld Energy, Inc.

Date: November 19, 2013	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	November 19, 2013
Saeed (Sam) Talari, Acting Principal Executive Officer and Director