Form 10-Q
period 2014-02-12
FUTUREWORLD ENERGY, INC..
filed 2014-02-12
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013 (Third Quarter)

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   February 12, 2014

FUTUREWORLD ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3637-4th St N Ste 330 St Petersburg, Fl 33704	33704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (239) 324-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☐ Yes	☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).			☐ Yes	☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$135,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2013:

Common stock, par value $0.0001 per share	416,373,966
Other	None

FutureWorld Energy, Inc.
Annual Report on Form 10-Q

For the Third Quarter Ended December 31, 2013

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

FUTUREWORLD ENERGY, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$40	$0
Accounts receivable	0	0
Inventory	0	0
Note receivable	0	0
Total current assets	0	0

Property & equipment, net of accumulated - net	8653	1,523
Intangible property, net of accumulated - net	1,324,844	1,343,438
Deposits	0	0
Total Assets	$1,333,537	$1,343,961

Liabilities and Stockholders' Equity
Current liabilities

Accounts payable	$8864	$1,922
Accrued expenses	775,649	652,658
Deferred revenue	0	0
Notes payable	0	0
Loans and notes payable, related parties	592,645	581,000
Total current liabilities	1,377,158	2,275,008

Notes payable to shareholder	0	0
Total liabilities	1,377,158	1,235,504

Stockholders' Equity
Preferred stock, 100,000,000 authorized, $.0001 par value:
None issued and outstanding

Common stock, $.0001 par value, 1000,000,000 shares
authorized; 416,373,966 and 416,373,966 shares
issued and outstanding, respectively	34,436	34,436
Additional paid-in capital	6,045,567	6,045,567
Minority interest in subsidiary
Accumulated deficit	(6,123,624)	(5,960,546)
Total stockholders' equity	(43,621)	119,457

Total Liabilities and Stockholders' Equity	$1,333,537	$1,354,960

.

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Operations
(unaudited)

For the Three Months Ended
December 31, 2013 & Year End June 30, 2013

	2013	2013
Revenues	-	-
Direct costs	-	-
Gross Profit	-	-
Operating expenses:
Salaries and benefits	39,132	146,055
Consulting	—	—
Professional fees	1,180	38,949
General and administrative	0	—
Amortization and depreciation	9,870	42,810
Total operating expenses	50,182	190,312
Other income (expense):
Interest expenses	(2,548)	(18,365)
Sale of assets, net	—	—
Total other (expense)	—
Loss from operations before income taxes	(52,730)	(18,365)
Provision for income taxes	—	—
	$(52,730)	$(18,365)
Minority Interest	—	—
Net loss	$(52,730)	$(208,677)
Earnings (loss) per share:
Basic	$(0.0012)	$(0.0003)
Weighted average shares outstanding
Basic	$416,373,966	$416,373,966

FUTUREWORLD ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ended	For the three Months Ended
	December 31,	June 30
	2013	2013

Cash Flows from Operating Activities:
Net (loss) income	$(52,730)	$(208,677)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	9,870	42,810
Amortization of deferred revenue
Loss on sale of assets
Issuance of stock in settlement of services
Minority interest
Changes in assets and liabilities:
Accounts receivable
Inventory Furniture & Equipment
Due from affiliate
Related party loans	40	(175,182)
Prepaid and other
Accounts payable	1,180	(1,922)
Accrued expenses	41,680	(76,848)
Customer deposits and deferred revenue		—
Net Cash (Used) Provided by Operating Activities	40	(419,819)

Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable
Repayments of notes payable
Proceeds from sale of assets
Related party advances	0	175,182
Net Cash (Used) Provided by Financing Activities	0	175,182

Net increase/decrease in Cash	40	(244,637)

Cash at beginning of period	0-	—

Cash at end of period	$40	$—

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD ENERGY, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of December 31, 2013

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of December 31, 2013 and 2012, and the statements of operations, statements of cash flows, and statement of stockholders’ equity for the years ended March 31, 2013 and 2012 of FutureWorld Energy, Inc., have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2013 and 2012 and for all periods presented, have been made.

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
As of December 31, 2013 and 2012, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2013 and 2012.

(f) Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of and for the years ended December 31, 2013 and 2012 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended December 31, 2013 and 2012 was $0 and $1,000 respectively.

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

3.  Going Concern

For the third quarter ending December 31, 2013 the company had $ 40 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of December 31st, 2013 and 2012 consists of the following:

	2013	2012

Computer equipment	$4,110	$9,873
Furniture and fixtures	4,995	17,070
	9,105	26,943
Accumulated depreciation	452	20,730
Net	$8,653	$6,213

5.   Stock Issuances

N/A

6.     Related Parties Transactions

N/A

7.  Accrued Expenses

Accrued expenses at December 31, 2013 and 2012 were as follows:

	2013	2012
Accrued salaries	$770,553	$652,658
Payroll tax liabilities	0	0
Accrued interest	5096	0
Accrued penalties	0	-
	$775,649	$652,658

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

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $40 in cash at December 31, 2013, and 60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the third quarter ending December 31, 2013, the Company incurred a net loss of $52,730 and a cumulative net loss since inception of $ 6,123,624.  As of December 31, 2013, the Company had a working capital of $0 and $-40- in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

As of December 31, 2013, we had $60,047 remaining on the lines of credit from Mr. Sam Talari and FutureTech Capital, respectively to pay normal operating expenses, while we attempt to secure other sources of financing to develop our business plan, and to start implementation of our marketing plan. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Item 4.  Controls and Procedures.

Not applicable.

Item 4(T).  Controls and Procedures

As of December 31, 2013 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of December 31, 2013 such disclosure controls and procedures were not effective.

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

We have three LOIs in consideration for the Company. One is in Coal resources, second is with a NASDAQ company for one of their subsidiaries, and third is with a German PV manufacturer for two of their U.S. subsidiaries (with revenue of $35m). We have announced the first LOI with Torch Light and will announce the other LOIs when appropriate. We have also been seeking heavily on three fronts pass these initial LOIs; 1) Medical marijuana, 3) Hemp related industrial applications, and 3) Bitcoins. We have made good inroads in last two. Our technology background (and partnerships) would complement well with the Bitcoin technology and hemp applications. We have discovered an application provider for bitcoin wallet and bitcoin merchant app that may suite well with our business model. We are also considering partnering with Infrax Systems to use their proprietary security technology to build hardened bitcoin wallets and bitcoin mining computers and hardware. We have also considered licensed farm lands and properties for growing hemp and medical marijuana. We will explore all options to maximize shareholder value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureWorld Energy, Inc.

Date: February 12, 2014	By:	/s/ Sam Talari
Sam Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	February 12, 2014

Sam Talari, Acting Principal Executive Officer and Director