Form 10-Q/A
period 2013-12-31
FUTUREWORLD ENERGY, INC..
filed 2014-02-13
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013 (Third Quarter)

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   December 31, 2013

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

Signature, Name and Position:	Date:

/s/ Sam Talari	February 13, 2014

Sam Talari, Acting Principal Executive Officer and Director