Form 10-K
period 2014-03-31
FUTUREWORLD ENERGY, INC..
filed 2014-07-14
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   July 14, 2014

FUTUREWORLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3637 4th St. N Suite 330 Saint Petersburg, Florida	33704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (239) 324-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).			☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 13, 2014:

Common stock, par value $0.0001 per share	446,373,966
Other	None

FutureWorld Corp.

 Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2014

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

Item 1.  Business

Background information

OUR HISTORY

“We”, “us”, “our” and “FutureWorld” refer to FutureWorld Corp., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	We were incorporated in Delaware on July 22, 2002.
●	J. Marshall Batton, Jeffrey A. Hoke, Jacques Laurin and Douglass W. Wright were our founders and original stockholders, each then owning twenty-five percent of our common stock.
●	On July 29, 2005, FutureTech Capital LLC, a company entirely owned by Saeed Talari, acquired eighty percent of our common stock as a result of our acquisition of the Opticon Network Manager software (see below) from FutureTech and the stock ownership of each of our founders was reduced to five percent.
●	Also on July 29, 2005, following our acquisition of the Opticon Network Manager software, FutureTech and our founders exchanged all of our issued and outstanding common stock for an aggregate of sixty-six percent of FutureWorld Energy, Inc., (formerly Isys Medical) issued and outstanding common and all of its preferred stock; and, as a result of the exchange, we became a wholly owned subsidiary of FutureWorld Energy.
●	Before the exchange of our shares for FutureWorld Energy’s shares, Mr. Talari legally and beneficially owned eighty-eight percent of FutureWorld Energy’s common stock and beneficially owned through FutureTech eighty percent of our common stock.
●	After the exchange, our founders each owned directly four percent of FutureWorld Energy’s common stock and Mr. Talari, directly and indirectly, owned eighty percent of FutureWorld Energy’s common stock.
●	On April 4, 2006, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.30107143.
●	In connection with FutureWorld Energy’s announcement to spin off OptiCon Systems, our Board of Directors approved a stock dividend of 99,118 of our common stock payable to our sole shareholder, FutureWorld Energy.
●	On May 29, 2008, FutureWorld Energy paid a stock dividend to its stockholders consisting of 100% of our outstanding common. As of this date, we ceased being a subsidiary of FutureWorld Energy.
●	On May 2008, we changed our name from Hathaway Corporation to Isys medical.
●	On May 29, 2008, we consolidated (reverse split) our issued and outstanding common stock by a factor of 0.05 (1 for 20). Statement of all share amounts, whether before of after May 29, 2008 in this annual report have been adjusted for the share consolidation.
●	On April 2009, we changed our name from Isys Medical to FutureWorld Energy.

●	On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively. After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.
●	On June 11, 2014, the Company changed its name to FutureWorld Corp.

Current Operations

The address of our executive offices is: 3637 4th Street North, Saint Petersburg, FL 33704 and our telephone number at that address is 239-324-0000. The address of our web site is www.futureworldcorp.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

FutureWorld Corp., a Delaware corporation, is a U.S. diversified Industrial Hemp/ Medical Cannabis Company, listed on the Over the Counter exchange, which was originally formed to capitalize on the burgeoning markets in renewable and alternative energy technologies, but has since changed direction and moved into the Hemp/Cannabis space. FutureWorld Corp., together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of Hemp/Cannabis products, services and technologies globally.

FutureWorld Corp. is seeking to acquire minority or full interest in currently operating companies and disruptive technologies in the Industrial Hemp/Medical and Recreational Cannabis Industry globally; such as vaporizers, lab testing, tracking systems, security, CBD oil, testing kits, financial solutions, dispensaries and other needed components. Our goal is to provide our acquired companies, current and future shareholders a clear strategy for the growth of their companies and their investment in those companies.

We currently provide multiple products that supply the burgeoning cannabis industry. The “picks and shovel” business model capitalizes of selling enterprises associated with the Industrial Hemp and Medical Cannabis industries products that are essential in their success. Our products solve long standing problems in cultivation, processing, and retail sales for industrial hemp and medical cannabis. The following divisions will continue to delve even further into purchasing existing products or developing brand new products as the wholesale and retail space continues to evolve. In addition, one primary focus is to manufacture, market, and sell products containing hemp derived CBD oil. We are invested in the following portfolio companies as subsidiaries;

CB Scientific, Inc.
MedTest Inc.
URVape, Inc.
HempTech Corp.
DispenseTek
FutureFinance

CB Scientific, Inc.:

CBD Oil- CBD is one of at least 60 cannabinoids found in hemp, and is non-psychoactive. The Cannabidiol “CBD” is a compound in cannabis that has significant medical effects, but does not make people feel “high” and can actually counter the psychoactive effects of THC. The reduced psychotropic of CBD-rich cannabis makes it an appealing treatment option for patients seeking anti-inflammatory, anti-pain, anti-anxiety, anti-psychotic, and/or anti-spasm effects without disconcerting lethargy. Scientific and clinical studies underscore CBD’s potential as a treatment for a wide range of conditions, including rheumatoid arthritis, diabetes, alcoholism, MS, chronic pain, schizophrenia, PTSD, antibiotic-resistant infections, epilepsy, and other neurological disorders. CBD has demonstrated neuro-protective and neurogenic effects, and its anti-cancer properties are currently being investigated at several academic research centers in the United States and elsewhere.

The present usage for CBD oil in the United States is estimated to be approximately 1,000-2,000 Kilograms a year and growing and with a yearly value of around $200,000,000. Currently, the apparent current competitors are; CannaVest, Inc. and Medical Marijuana, Inc., which own portions of each other’s companies, are the primary supplier of CBD oil in the United States. They supply the product in bulk to affiliate distributors and sell it retail in plastic tubes that are refined up to three levels. Real Scientific Hemp Oil™ is their trademark name.

CB Scientific is in the process of sourcing its own CBD oil from Europe. We are also developing plans to fund an overseas hemp cultivation project to provide a consistent and reliable supply to the United States and beyond. Currently, industrial hemp cultivation is legal in China, Australia, Austria, Canada, Chile, Denmark, Finland, France, Germany, Great Britain, Hungary, India, Italy, Japan, New Zealand, Poland, Russia, Spain Switzerland, and Turkey.

CB Scientific will process the CBD oils that will be sold through our online presence for retailing industrial hemp oil-based Cannabidiol (CBD) nutritional supplements, wellness and personal care products and vapable CBD oils. DispenseTEK will market items such as CBD oil, CBD infused edibles & multiple hemp related items and cross market our vaporizers from URVape.com. DispenseTEK will be featuring scientific grade hemp oil which is highly sought after around the world. We will sell already recognizable brands including our own brands and drive internet sales through ads, videos, social media and Search Engine Optimization.

The global Nutraceutical market is projected to be in excess of $200 billion by 2015 and the current US Nutraceutical and Dietary supplement market is valued at around $42 billion. URCBDOil.com will be at the forefront of this massive marketplace with significant opportunities. Cannabinoids (non-psychoactive CBD) have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of a wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and auto-immune diseases.

(mention US Patent?) Cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic events, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's, Parkinson's and HIV dementia. URCBDOil.com should be live by July 1, 2014. URCBDOil.com will assist FutureWorld to generate positive cash flow for both URVape and our CBD oil and CBD infused products..

MedTest, Inc.:

MedTest, Inc. a Nevada owned company based in Denver Colorado that FutureWorld recently purchased for cash, stock and a revenue sharing component. MedTest Inc has a working relationship with Herbal Synergy LLC in Colorado and is developing new technologies specifically for cannabis analytics. Charles Steinberg’s credentials will prove to be an asset to MedTest Inc. Mr. Steinburg of Herbal Synergy has been one of the main men behind gas chromatography testing in Colorado. He has been a judge at five previous High Times Cannabis Cups. Mr. Steinberg will be a judge at the next three High Times Cannabis Cups (San Francisco, CA: June 28th – 29th, Clio, MI July 26th – 27th, Seattle WA Sept 6th – 7th). Herbal Synergy LLC has pioneered residual solvent testing for medical cannabis and has always strived to help patients know exactly what they are buying. MedTest Inc. believes every product sold to patients as “Medical Quality” should be inspected for health benefits, safety, consistency, purity, potency and packaged properly for distribution.

URVAPE, Inc.:

URVape™ is our brand name vaporizer pen which is sold with a charger and refill bottles. We market the product at URVape.com. It is our own trademarked vaporizer being marketed and sold online and in retail shops. The product is cutting edge design and requires puffing on the pen to facilitate battery use. The URVape vaporizing pen is sleek and lightweight. URVape will initially have oil vaporizers available and a dry herb versions available in the coming months.

URVape 1.0 - For use with oil extracts

Powered by battery, vaporizers extract the active ingredients from cannabis by heating it to a temperature lower than required for combustion. When air is drawn through the heated cannabis it emits a vapor that is inhaled. URVape is;

URVape - Extremely easy to use. No Buttons. Just draw through the mouthpiece, and the unit automatically heats up to release oil vapor.

LED lights on the bottom light up when you inhale, Auto shut off after 8 seconds, Discreet, Stylish and Sleek, Stylus on end of pen, Long Battery Life - Lasts for 4-5 days depending on number of puffs, FutureWorld has identified three key long-term items sweeping the globe that solidify URVape’s entry into the market:

The decriminalization and legalization of cannabis for medicinal and recreational use.

The adoption of electronic vaporizing by the world’s 1.2 Billion smokers.

eCig or vaporizer market is the fastest market within the tobacco (free) industry and estimated to be a multi-billion dollar industry within few years.

FutureWorld has its first shipment of 1000 vaporizer pens in hand and will be processing orders throughout June 2014. URVape will be selling CBD-rich oils specifically designed to be vaped from the URVape vaporizer pens.

HempTech Corp:

HempTech Corp has several products available specifically geared to helping cultivators of industrial hemp and medical cannabis maximum yields while helping to control costs. CaNNaLyTiX™ , SPIDer™, SmartSense™ ,Smart.NRG™ , and CaNNaTRAK™.

CaNNaLyTiX™ “A picture is word a thousand words” and being able to visualize all the various aspects of a cultivation enterprise solves challenges before they become problems. CaNNaLyTiX™ is a dashboard controller system that allows the various computer systems to be integrated throughout a cultivator’s infrastructures. Using state-of –the-art API connecting software packages, CaNNaLyTiX™ can allow all computer systems to be monitored with the ease of a smartphone app and the robust hardware of integrated servers or cloud-based application.

CaNNaTRAK™- the next generation of barcode & RFID tracking systems for keeping pace with the extensive demands of seed to sale tracking of Hemp/Cannabis for state compliance. We are currently developing “game changer” modifications that will make it the ultimate software system in the industry. CannaTRAK’s Asset Tracking Management Software automates the major aspects of the Asset Life Cycle. The Product suite is made up of modules, which are able to operate independently of one another, are able to be configured to work together, or to be integrated with non-native applications. CaNNaTRAK™’s software easily tracks assets using bar coding, radio frequency (RFID), imaging, and wireless technologies. CaNNaTRAK™ software is designed under the client/server architecture, is multi-user and menu-driven following industry-standard MS Windows protocols and graphical user interfaces. CaNNaTRAK™ applications are compatible with MS Windows XP, Vista, Windows 7 & 8.1 operating systems and with SQL Server 2008 through 2013.

CaNNaTRAK’s mobile information applications are compatible with Windows Mobile devices and are tightly integrated with; bar coding, RFID, GPS, imaging, biometrics and wireless technologies. Due to the State law, legal governance, compliance and tax reasons, we believe CaNNaTRAK™ will be an invaluable tool for legal compliance and profitability from growers to dispensers of the legal medicinal marijuana. Over the past decade, 22 states have approved the use of medicinal marijuana. Medicinal marijuana has become an alternative to traditional treatments for patients with clinical diseases such as cancer and HIV/AIDS. The medicinal marijuana market is estimated to be valued in the billions of dollars initially and may provide hundreds of millions of dollars tax revenue for the state’s tax coffers.

We believe compliance and governance will be a big concern for the state offices overseeing the cannabis lifecycle and CaNNaTRAK™ will be an invaluable tool to comply and monitor for the medicinal marijuana industry. Our competition presently consists of the MITS system being used in the state of Colorado, the BioTrackTHC system being used in the state of Washington, and MJ Freeway. Our primary plan is to be ready for the state of Florida when medical marijuana passes on Nov. 4th, 2014. Certainly we will look to enter every burgeoning market including Florida. Florida is set to be the 2nd largest Cannabis market in the United States behind California

SPIDer (Secure Perimeter Intrusion Detection Network) is a system to meet the needs of theft and malicious attacks. While the economy is seeing improvement, theft, site destruction, and malicious activity are still happening at an alarming rate and within the legal Cannabis/Hemp industry surging forward we can expect no change particularly because of its specific draw. The SPIDer systems consist of 3 levels of detection to identify intruders and threats in areas that are restricted.

The first level utilizes an electronically charged coaxial cable woven into your chain link fencing. Excessive fence movement will set off an alarm through your network notification system that someone is attempting to enter your facility. This is a very cost effective means to secure your site to meet security requirements for your company. The second level consists of a visual intrusion monitoring system. It is a wireless, battery operated, and connected through the cellular network. It provides 24/7 monitoring and notification through the internet and email system. Once an intruder is identified an alarm is sent to the security team with a picture that allows you to identify if this is an authorized or unauthorized person. If it is an unauthorized person you can take the appropriate action.

The network system can quickly be deployed and moved to provide security coverage as needed. The third level is a multi-level detection and verification system that uses both level one and level two to rapidly identify a potential intruder and provide you information for a rapid decision. The combination of the two systems provides the additional barriers for quick action. Sometimes seconds are critical in preventing serious damage or theft at your site. The command center software provides intrusion notification to your network center and to individuals via email. For level two and three you receive a picture that enables you to make a more informed and quicker decision concerning your action.

The SPIDer solution addresses the potential threat facing the entire Cannabis/Hemp industry. With this system you are able to arm your security team with information that enables them to be proactive in addressing these costly activities. Compliance with state rules and regulations for the Cannabis/ Hemp industry is going to be essential. Though there are many security companies on the market, few are adapting themselves to the Cannabis industry.

SmartSense- offers wireless security and smart sensor mesh network for precision agriculture, irrigation systems, and greenhouses for the hemp industry. Our Smart Agriculture models allow monitoring multiple environmental parameters involving a wide range of applications with smart sensors such as Leaf Wetness, Atmospheric Pressure, Solar Radiation, Air Temperature / Humidity, Soil Temperature / Moisture, Ultraviolet Radiation and etc. The smart sensor information will be collected and sent via the cloud to the central office for analysis and procedural modifications. FutureWorld is not aware of another competitor in the United States. FutureWorld, through, HempTech plans on marketing the product to large and medium sized grow facilities as they will have the greatest need.

Smart.NRG- offers tools to analyze every aspect of a cultivator’s energy usage. Being fully integrated with CaNNaLyTiX™, one can visualize energy consumption in real-time and track historical usage. The software’s predictive functionality also helps optimize energy use challenges proactively. We believe a cultivator’s huge electric bills can be scaled back when the entire grow is looked at as a complete and fully integrated operation.

SmartGROW- HempTech is developing their own proprietary organic soils and nutrients that will be specifically marketed and made to bolster the Hemp/Cannabis community for industrial hemp farms, to Cannabis grows of various sizes, and to home-based potted plant grows for personal use. As such, every cultivator of marijuana needs the right kind of fertilizer and pesticides/herbicides to proper grow and achieve quality products. But what is great about getting into soil is that hemp/cannabis is only one part of a huge agricultural market. The company will sell its products to the entire farming community which is a great revenue source, but the additional focus to the cannabis market will set us apart. The competition in the market for this focused marketing is extensive yet we feel there is substantial room in the space for growth..

We will manufacture a complete line of innovative sustainable and organic fertilizers, pesticides, fungicides, and soil amendments. The products we will use are currently used all over the world, in all sorts of growing environments like organic and conventional farms, golf courses, nurseries, lawns, gardens, and greenhouses, but we will be adding specific mixtures targeted to just the Cannabis/Hemp community. We have access to a modern laboratory and manufacturing facility and will be able to develop special formulations for whatever unique growing situation someone may have. In that way, the consumer can save money and pay only for the nutrients their plant needs. We intend on opening up a new company for this purpose and joint venturing with an agricultural industry expert. Negotiations for the new company are currently underway. FutureWorld will own the intellectual rites in conjunction with the JV.

DispenseTek:

CaNNaBoX™- Much like a bank ATM, the CaNNaBoX™ machine operates with the swipe of a card, which will verify identity, age and prescription information of a medical marijuana patient before releasing measured packages of marijuana. The upside is you won't have to be waited on by an assistant if you don't require consultation and the location is busy. The machine is capable of holding several hundred items in multiple forms of marijuana. CaNNaBoX™ is a secure robotic device specifically designed for dispensing cannabis products in secure prepackaged amounts, in complete accordance with state law requirements, in licensed dispensaries, and only to legal buyers .

FutureWorld has teamed up with American Green to brand the Zazzz Dispensary machine with the CaNNaBoX™ logo and distribute the product across the United States and beyond. Presently, we are aware of the Zazzz machine presented by American Green, which is first to the market, MedBox Inc.’s machine, and a vending machine product by Endexx Corp. The model for FutureWorld is to bring 1500 units to market within a couple years in accordance with our JV goals alongside American Green and its Zazzz machine.

There will be a revenue sharing agreement with American Green and FutureWorld for every placed CaNNaBoX™ machine via monthly leasing and transaction costs. We are currently putting together the details of the JV with American Green and beginning the marketing and design phase of our product. Revenues are purely a function of quantity at this point. A monthly leasing fee of approximately $150 dollars a month and a transaction cost somewhere between $1.50 and $2.00 per. Competing brands are to look for a large upfront expenditures from dispensaries for the machines which we believe will make their sales model harder to actual achieve sales nationwide.

CaNNaBoX™ will be marketed exclusively through our new dispensary division, DispenseTek. DispenseTek was created to market and sell dispensary related products and services including but not limited to CaNNaBoX™. It is important to understand, CaNNaBoX™ robotic dispensaries are secure delivery and control systems for use in licensed cannabis dispensaries and not “vending machines”. Their specific design benefits public safety, governance, dispensaries, and consumers.

CannaPKG, Inc. - FutureWorld is currently in the process of finalizing its purchase of CannaPKG, Inc. CannaPKG is marketed on CannaPKG.com. Many of the products in the industry from edibles, to oil cartridges, vaporizers to plant buds all need special packaging of which FutureWorld intends to play an integral part. Smell proof bags, and jars along with an assortment of a great many other industry products will be available. Our biggest competitor would be considered to be Cannaline.com. The site will utilize Search Engine Optimization and social media. In addition, we will employ sales agents to visit retailers who may look to supply their stores with our products.

FutureFinance:

CaNNaBit™- CaNNaBit™ offers Bitcoin and Fiat currency exchange services; payment processing; on-line real-time currency trading; cash management, namely, facilitating transfers of electronic cash equivalents; digital currency exchange transaction services for transferrable electronic cash equivalent for dispensaries nationwide. Banking has been a big issue for the Cannabis dispensaries due to the current federal ban and classification of Cannabis. Hence most banking groups would not risk fines and closure by the federal government providing banking services for the growers and dispensaries in the Cannabis industry.

Recent Company Events

On 28-Feb-2014, FutureWorld announced that HempTech will start rolling out its security surveillance solution called "SPIDer" to the Hemp and Marijuana industry. SPIDer (Secure Perimeter Intrusion Detection Network) system is designed to stop theft and malicious attacks on sensitive and expensive marijuana and hemp farm facilities. The SPIDer systems consist of 3 levels of detection to identify intruders and threats in areas that are restricted;

On 13-Mar-2014, FutureWorld announced that HempTech has signed a joint venture agreement with Verecis Corporation to further develop CannaTRAK product line for the legal medical marijuana and the industrial hemp markets. Verecis has been a pioneer in the Enterprise Asset Management industry with Fortune 500 clientele for more than a decade. Seed to sale control and effective tracking has become a choke point in the growth of the legal medical marijuana industry. HempTech, together with Verecis, will mitigate and alleviate this considerable concern for current States and any future States allowing the creation of the legal medical marijuana industry. Compliance and governance will be the big drivers in adoption and growth of the U.S. medical marijuana industry. Without a proper compliance and governance framework, legal medical marijuana may continue to encounter considerable roadblocks for mass acceptance and adoption.

On March 3rd, 2014, the Board of Directors authorized the establishment of an advisory board (the "Advisory Board"). The Advisory Board shall have the responsibility of advising the Board of Directors and management of the Company regarding the Company's development of its business plan and IP in relations to Industrial Hemp, Medical Marijuana, and Cannabis Related Pharmaceuticals & Nutraceutical. We believe domain experts are the fundamental growth catalyst of our company and our business in the burgeoning markets of Industrial Hemp and Medical Marijuana. The advisory board establishment is a prelude to HempTech's new division. We will continue building our strength in our divisions by selecting industry leaders for our advisory board.

On March 14, 2014, the Company entered into those certain advisory board agreements (collectively, the "Advisory Board Agreements") with our first member of the advisory board reflected below (collectively, the "Advisory Board Members"). In accordance with the terms and provisions of the Advisory Board Agreements: (i) the Company shall retain each Advisory Board Member for a period commencing upon execution of the Advisory Board Agreement and continuing until notice of termination provided by either party; and (ii) the Advisory Board Member shall provide services to the Company including, but not limited, to: (a) participation in monthly advisory calls and annual meeting, and (b) guidance on Industrial Hemp, Medical Marijuana, and Cannabis Related Pharmaceuticals & Nutraceutical strategy directions. In further accordance with the terms and provisions of the Advisory Board Agreements, the Company shall grant to each Advisory Board Member 150,000 stock options to purchase 150,000 shares of the Company's common stock at an exercise price of $0.03 per share, which stock options shall vest as follows: (i) 150,000 stock options exercisable on the 12th month anniversary of the acceptance.

Initial Advisory Board Member

Drs. Frans Trouwen has worked in the Life Science industry since 2002. He has worked as the Chief Executive Officer of Valletta Health Holding, a spin off Biotech Company from the Academic Medical Hospital in Amsterdam (Netherlands) from 2002 until 2011. From 2009 till 2011 he has also worked as the Managing Director of Medical Accel Group (The Medical Accel Group offered scouting, screening, developing and sales of (bio) medical compounds and/or devices both on a global level). Drs. Trouwen will be an instrumental figure for the development of Pharmaceuticals & Nutraceutical sector of the Company.

On March 17th, 2014, Mr. Cameron Cox was selected as VP of Business Development to head the land and property acquisition for HempTech Corp. Company's initial land and property acquisition strategy will be geared toward negotiating, leasing or acquiring hemp farms and legal medical marijuana dispensary locations nationwide. Negotiating property locations for Hemp farming and, especially, medical marijuana dispensaries with quality control-labs will be a key factor in success. With thousands of dispensaries popping up nationwide and thousands of acres of land that will be earmarked for hemp farming, the Company sees great opportunity to be part of the land or location deal transactions.

On March 21st, 2014, the Company has selected Mr. Bill Short as Product Development Executive to head the development of new products, product joint ventures and product acquisition for HempTechRx, a division of HempTech Corp. HempTechRx's development & acquisition strategy will be geared toward developing, negotiating joint ventures, leasing, and acquiring hemp and legal medical marijuana products worldwide. Negotiating use agreements with hemp farming companies, medical marijuana dispensaries, and potency & quality control labs will be a key factor in success. With thousands of Farms, Pharmaceutical, Nutraceutical, Pharmacies & dispensaries, popping up worldwide, the Company sees great opportunity to be part of the vertically integration in Hemp and Legal Medical Marijuana transactions from "Seed to sale".

On March 28, 2014, the Board of Directors of the Company approved the engagement of DKM Certified Public Accountants as its lead accounting firm and auditor. DKM will audit the consolidated balance sheet of the Company as of March 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The objective of an audit of the consolidated financial statements is to express an opinion on the financial statements in accordance with generally accepted accounting principles accepted in the United States (GAAP). The audit of the financial statements will be conducted in accordance with the standards established by the Public Company Accounting Oversight Board (PCAOB) and will include tests of the Company's accounting records and other procedures we consider necessary to enable us to express our opinion.

Our Strategy

Our strategic plan consists of the following:

1.	Continued expansion of our worldwide network of hemp farmers.

2.	Establish the infrastructure to grow hemp domestically in accordance with federal and state law.

3. Continue to develop our product offerings containing natural, hemp-based CBD.

4.	Continue research and development to characterize additional cannabinoids to drive continued product development.

5.	Continue to develop our manufacturing process and seek patent protections for our unique processes.

6.	Evaluate strategic acquisitions

Hemp – an Overview

Hemp is an industrial plant related to marijuana. Fiber from the plant has long been used to make paper, clothing, rope and other products. Its oil is found in body-care products such as lotion, soap and cosmetics and in a host of foods, including energy bars, waffles, milk-free cheese, veggie burgers and bread.

Numerous uses exist, including hemp plant extracts that are used as a medicine, nutritional supplements and food sources. Beyond this, applications into textiles, building materials, bio-fuels, paper, bio-plastics, livestock feed/bedding as well as personal care products are readily available.

Hemp is a cousin to marijuana as both are classified under the same biological category of Cannabis L Sativa. The basic difference between the two is that marijuana has significant amounts of tetrahydrocannabinoil (THC) (5–20%), a psychoactive ingredient; whereas hemp has virtually no THC (less than 0.3%). This 0.3% THC in hemp is not high enough to provide the colloquial “high” to support recreational usage. Typical marijuana ranges from 5–20% THC for psychoactive usage. Canada,

China and the United Kingdom are examples of major industrialized countries that have grown hemp responsibly and thrived from their endeavors.

Changes in the Law and Development Programs

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

University of Louisville Project

We intend to help fund the University of Louisville in their pilot project doing R &D for hemp farming in the United States in accordance with the recently passed Farm Bill. The scope of the research project will be to determine several factors including but not limited to the following studies:

Determining the correct seed cultivars for climatic conditions in the State of Kentucky:

•	Quantify different seed oil varieties that can be produced from the crop

•	Determine seed varieties for the purpose of eventually producing foods, seed oil, building materials, plastics paints and a wide variety of other industrial products.

Additional research opportunities will focus on:

•	Explore the competitive potential of agriculture based raw material feedstock comprised of hemp

•	Study of the salinity phytotremediation in Kentucky soils to illustrate that hemp can have a superior effect to create conditions where soil can become less saline and better aerated.

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today only has a few outlets in mainstream commercial and retail stores. However, we believe that as awareness grows for the “green,” environmentally-friendly products derived from hemp\cannabis, the industry will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp\cannabis.

To understand the market and consumers as well as distribution methods, we have studied all the uses of hemp\cannabis and its legal structure in the U.S. and abroad, including in the European Union, Africa and Latin America. There are more than 50,000 known uses for hemp\cannabis based products, most of which were used in the past and were replaced by cotton, petroleum\oil, concrete, corn and soybeans. We believe the market potentially represents trillions of dollars in worldwide product sales. We will focus on the products management feels will have the greatest positive environmental impact, profitability and ease to market. These tend to be new, innovative products as well as the replacement of raw base materials for products that exist today, such as plastics, fuel, textiles, foods and medical delivery devices.

Our target customers are first and foremost end consumers via Internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and master distributors. Secondarily, we are targeting manufactures of products that can readily replace their raw base materials for our base materials, making the products more environmentally friendly and sustainable. Next, we will target retail stores with major distribution companies who have preexisting relationships with major retail chain stores. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. We are currently in early-stage negotiations to purchase existing product lines, sources of CBD and other assets from certain competing companies. There are also large, well-funded companies that currently do not offer hemp-based products but may do so in the future.

Intellectual Property

We have filed trademark applications on our brands, logos and marks including CaNNaBoX, URVape, CannaTRAK, CannaBIT, HempTechRx, CaNNaLyTiX, DispenseTek, ejoint, URCig, and SmartVape. We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on certain products and methods important to our business, as those processes are developed and patentable.

Research and Development

We opened a laboratory facility in Denver, Colorado in May 2014. Our lab specializes in process development and product testing. We incurred research and development expenses of $30,000 at the time of this document.

Source and Availability of Raw Materials

The Company looks to receive raw materials from several suppliers during 2014. The Company is making arrangements with multiple suppliers which are expected to meet the projected needs for materials for the upcoming years.

Government Regulation

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

Government Patent on Cannabinoids

Government Regulation as antioxidants and neuroprotectants – Abstract

Cannabinoids have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and autoimmune diseases. The cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic insults, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's disease, Parkinson's disease and HIV dementia. Nonpsychoactive cannabinoids, such as cannabidoil, are particularly advantageous to use because they avoid toxicity that is encountered with psychoactive cannabinoids at high doses useful in the method of the present invention. A particular disclosed class of cannabinoids useful as neuroprotective antioxidants is formula (I) wherein the R group is independently selected from the group consisting of H, CH.sub.3, and COCH.sub.3. ##STR1##.

http://patft.uspto.gov/netacgi/nph-Parser?Sect1=PTO1&Sect2=HITOFF&d=PALL&p=1&u=%2Fnetahtml%2FPTO%2Fsrchnum.htm&r=1&f=G&l=50&s1=6630507.PN.&OS=PN/6630507&RS=PN/6630507

MISSION STATEMENT

FutureWorld Corp will seek out and capitalize on companies that have developed or, are developing; disruptive technologies in Hemp/Cannabis science thereby creating several subsidiary companies that will dominate their sector.

Business Summary

FutureWorld Corp. employs a business model geared towards maximizing value for our shareholders. We identify the potential acquisition, complete an extensive due diligence process and if all requisite factors meet our criteria, the acquisition is then secured. FutureWorld Energy targets technologies, companies or ideas that are mature enough to provide an exit timeframe of one to three years. A great deal of emphasis is paid to the due diligence process. Technologies are evaluated in terms of their usefulness, effectiveness, revenue potential and time to market.

Following successful evaluation, these companies /technologies are then acquired with a cash and/or stock deal, with FutureWorld Corp usually holding a significant majority stake of the new entity. To capitalize on the opportunities the company offers, FutureWorld Energy then begins the process of developing the technology/company with infrastructural and financial support. As the company continues in its measured growth pattern, FutureWorld Energy positions it to either; enter the public arena, maintain the company as a wholly owned subsidiary, or sell the technology/company to gain a return.

The uniqueness of the FutureWorld Corp business model is that it can reward the shareholder base in several ways. If the FutureWorld board of directors has determined that a company is ready to begin trading on its own, then all FutureWorld shareholders receive dividend shares in the new public entity as well as retaining their current stake in FutureWorld Energy.

Moreover should the board of directors decide to sell the technology or company outright, FutureWorld shareholders would receive a cash dividend on the sale of the asset.

Finally, if the company is better served to stay as a wholly owned component of FutureWorld , then revenues generated from this would be a direct income stream for FutureWorld thereby increasing shareholder value and capital strongholds for future acquisitions.

FutureWorld Corp. is also actively seeking joint venture partners in the Hemp/Cannabis space. We identify strategic partners to come along side of in order to make use of each other’s strengths to more fully saturate the market and provide needed industry solutions.

Disruptive Innovation

Harvard economist Clayton M. Christensen coined the term “Disruptive Innovation” in 1997, to describe technologies that deliver a more effective and/or profitable alternative than the incumbent solutions. FutureWorld recognizes that such innovations carry the promise of tremendous revenue potential provided that sound business strategies and processes are devised, implemented and executed.

To this end, FutureWorld expends considerable efforts in identifying and evaluating prospective technologies/companies for acquisition. We have a global network in place that taps the scientific community, monitors industry developments and entertains ideas from entrepreneurs. Our core management team has a combined experience of 70 years in investment, operations and executive management within the global telecommunications, medical, engineering and software fields. This vast experience allows FutureWorld the unique opportunity to clearly decipher the true potential of disruptive technologies and their consequent benefit to FutureWorld and its shareholder base.

Building strong companies

We are acutely aware that the technologies we target, by their very nature, have the potential to positively impact many lives, and take this aspect of our business very seriously. We consider the Hemp/Cannabis products to be among the best in the world. From both the wide swath of products that can be made, to the jobs they can provide, to the medicinal value that can be harnessed. This entire industry is rife with boundless growth potential but must be approached in the right way. We believe in protecting the patients, protecting the children and protecting the plant.

FutureWorld’s richly experienced management team appreciates exactly what it takes to build successful and effective companies. We understand that the most important building blocks of a company are its people. Our strategy is to locate and assemble highly motivated senior management teams, placing an emphasis on integrity, proven experience within the industry and a proven track record. We extend extremely generous milestone-based remuneration packages, with meaningful ownership positions that are geared to motivate and drive our colleagues to produce the desired results.

The inventors or founders of a particular technology may not always be the best entrepreneurs around which to build an effective company. Therefore, senior management is appointed strictly on merit; it is not uncommon for FutureWorld to bring in fresh minds to these key positions. This is especially true regarding the Hemp/Cannabis space.

FutureWorld also provides the new or acquired company with pertinent experience through its own personnel in board member, directorship and advisory capacities. Furthermore, FutureWorld’s team is instrumental in providing valuable contacts for the development of the company’s business, infrastructure and strategic partnership opportunities.

Initial capital requirements, to finance the company through its development phase, is either directly funded by FutureWorld or arranged through loans and or debt/equity instruments with our financial partners. We sustain the company as it establishes its strategies and relationships, providing critical infrastructural and personnel needs. FutureWorld then assists the subsidiaries as they go through their own initial rounds of raising funds through a broad range of instruments, including private equity investments, loans and grants.

The subsequent phase of the company is the key; as it must execute its business plan and achieve the agreed targets that have been set. FutureWorld continues to provide the support needed for sustained growth. The subsidiary company’s management is completely responsible for their internal growth; its progress is constantly monitored. Processes and milestones are set up on manageable timelines and financial budgets are put in place. Actual, quantifiable performances are periodically measured against these plans.

There is a constant flow of communication between the subsidiary company(s) and FutureWorld’s management team. FutureWorld goes to great lengths to keep our shareholders and the market informed of the progress of each company through regular press releases, our website, social media such as Facebook and Twitter and shareholder letters.

Value Proposition

The goal for each of our investments is to provide value to our shareholders. When FutureWorld’s Board of Directors votes that a wholly owned subsidiary is ready to be publicly traded on its own merits, FutureWorld Energy manages the entire process from start to finish. FutureWorld’s management team is well versed in the regulatory and procedural requirements necessary to list a subsidiary on the proper trading market. This has resulted in an established pool of key professional relationships from which to draw while this process is being completed.

Additionally, FutureWorld brings value through acquisitions. This is important as FutureWorld continues to seek and acquire disruptive technologies and companies that solve the pain points of the Hemp/Cannabis industry thereby increasing shareholder value and bottom-line profitability for the company.

A unique component of FutureWorld’s business model is to provide dividends for its shareholders. This is accomplished in three ways:

1.	Stock dividends in the newly created public entity while maintaining shareholders’ current investment in FutureWorld Corp.
2.	Cash dividend in the event the company and/or technology is sold with the payout based on current shareholding of FutureWorld Corp.
3.	Maintaining share price through revenues of FutureWorld’s wholly owned subsidiaries as a long term operator.

FutureWorld also retains a stake in the exited companies that go public thereby allowing the company to have the assets necessary to provide funding for new acquisitions.

Revenue Model

Compared to other companies in our arena, FutureWorld has a unique revenue model. Through our subsidiaries, FutureWorld will earn both revenue and create bottom-line tradeable securities value through the stock reserved from the exits.

FutureWorld earns revenue in the following ways:

Securities: As FutureWorld, we create separate public markets for our subsidiaries and retain a percentage of the freely marketable securities. FutureWorld can then sell these shares, at any time, to raise appropriate funds to execute acquisitions and/or investments in other companies/technologies.

Fees: FutureWorld’s personnel provide significant direct infrastructural support to its subsidiary companies, expending many intensive man-hours in the process, as it goes through its various stages. Services include management recruitment, managerial assistance with strategic planning, human resources, real-estate management, marketing and other business matters.

FutureWorld’s team also provides financial and tax reporting support, as well as cash management, treasury and auditing.

The subsidiary companies could pay a fee for some of these services. Fees are determined by the type and length of service provided if applicable. These fees are usually deferred until the subsidiary has available cash-flow to pay for the services.

Dividends from Subsidiaries: In some instances, the wholly owned subsidiary may pay a cash dividend. Should dividend payouts occur from these subsidiaries, FutureWorld would receive these payouts as income on the shares owned, as FutureWorld retains a major portion of shares from these subsidiaries.

Risk Analysis

As FutureWorld executes its business model, there are specific challenges we must seek to overcome. Our greatest challenge is to ensure the ability of our subsidiary companies and in-house technologies to execute their own business plans. The risks from competition, market conditions, product development, fund timing and operational effectiveness all affect the success of FutureWorld Energy’s technologies and subsidiaries. For this reason, FutureWorld Energy has assumed a more direct and “hands on” approach to achieving set goals.

FutureWorld’s seasoned and successful management team’s primary efforts are directed at mitigating these specific risks. These efforts include the extensive due diligence expended prior to an acquisition, the care in selecting highly motivated individuals to specific tasks and to setting up and closely monitoring goal-oriented, measurable processes.

The facilitation of the early round funding is a key; being under the FutureWorld umbrella provides these young companies access to valuable resources and contacts; as do the divisions managing the technologies within the group. FutureWorld’s stated strategy is to exit the technologies/companies within three years of acquisition but our position on this is changing. FutureWorld is shifting more toward operating companies for a longer term while reserving the right to spin a company out that really needs to stand on its own. We understand that many factors contribute to the execution of this strategy and this may not be possible 100% of the time. However, timelines, a goal-oriented philosophy and keeping constant focus help to mitigate risks presented by both internal and external forces.

Competition is always a risk for any enterprise. The previous section discussed the types of companies with whom FutureWorld competes for deal-flow and potential investments. Through the FutureWorld team’s extensive networks, participation in investment community’s events as well as alliances with consulting firms such as Florida Cannabis Coalition and The Arcview Group, FutureWorld has superb access to constant deal-flow in the areas it targets for investment.

FutureWorld Corp. is a publicly traded company and therefore exposed to the risk of market volatility and external factors that affect stock performance. FutureWorld attempts to mitigate such risks by providing a constant flow of information to our shareholders via press releases, through our corporate website and social media.

We believe our model is very compelling to the investment community. Strong leadership, vast experience in management, operations and financing make an investment in FutureWorld a solid, sound decision.

About FutureWorld Business Model

FutureWorld Corp., a Delaware corporation, is a U.S. Diversified Hemp/Cannabis Holding and Operating Company listed on the Over the Counter exchange market.

FutureWorld is seeking to acquire minority or full interest in currently operating companies and disruptive technologies in the Hemp/Cannabis Industry globally; such as vaporizers, CBD oil, Testing Kits, Lab Testing, Security, Tracking, Soils, Energy Management, Dispensaries Edibles and grows. Our goal is to provide our acquired companies, current and future shareholders a clear strategy for the growth of their companies and their investment in those companies. Companies we bring in, if warranted, may be spun out on their own or sold, thereby creating cash or share dividends to all shareholders including the management and the companies. FutureWorld made its first acquisition in August 2005, Infrax Systems, Inc., (formerly OptiCon Systems, Inc.) a Fiber Optic Management Company. In 2007, FutureWorld spun out Infrax Systems currently trading under the symbol IFXY in the Over the Counter Bulletin Board exchange.

About the Hemp/Cannabis Market

Legal marijuana is among the fastest-growing markets in the United States, and it's growing at a rate poised to outpace the expansion of the global smartphone market, according to a new report obtained exclusively by The Huffington Post.

Researchers surveyed hundreds of medical cannabis retailers, processors, dispensary owners and industry leaders over the course of six months this year, and estimated that more than $1.43 billion worth of legal marijuana will be sold in 2013. The report also predicts that figure to grow by 64 percent, to $2.34 billion next year. By comparison, recent figures show the smartphone market expanded 46% from 2012 to 2013.

The fact is that this increase represents the fastest growth rate of any US industry that ArcView Market Research could find.

Medical marijuana is currently legal in 21 states and the District of Columbia. (Just modified now as Florida has passed legal medical cannabis with the Charlotte’s Web strand; full strength medical marijuana is set for vote on Nov. 4, 2014) Colorado is predicted to add $359 million to its existing market in 2014.

The marijuana industry's growth coincides with a widespread shift in the public's attitude toward the substance. A Gallup poll conducted last month found that for the first time in history, more than half of Americans think pot should be legal for both medical and recreational purposes. A CNN documentary that aired this summer explored marijuana's benefits for a mainstream audience. "There has been a seismic shift in public attitudes towards marijuana," Berg said, explaining that as public opinion changes, laws are likely to follow. "Younger voters will become a bigger proportion of the overall voting base. It begins with shifts in attitudes and that translates to initiatives."

The report predicts that 14 more states will legalize marijuana for recreational adult use in the next five years, creating a potential $10.2 billion cannabis market by 2018.

Berg added that his research only examined the sale of cannabis itself, whether wholesale to retailers or directly to consumers. He said that the market for ancillary products, such as security equipment, grow tools, apps and paraphernalia, has the potential to drive growth still further.

Our Acquisition Strategy

To cater to this ever expanding Hemp/Cannabis movement, FutureWorld intends to become a unique diversified picks and shovels company by acquiring minority (or majority) stake in small and medium size and disruptive Hemp/Cannabis related Technology companies globally. The process of the acquisition of any targeted companies is as follows;

1-	Locate and seek out unique and disruptive companies within the industry that have unique products, billion dollar market potential and strong management team.
2-	Assess their product path and stage of development, the required funding and corporate structural need.
3-	Purchase a minimum of 10% to 100% stake of these companies based on factors such as, market valuation, funding need, market potential and internal negotiations. Acquisition would be structured through a stock exchange by and between FutureWorld and the target company (public or private) or cash or both.
4-	Each company will have a representative on the board of the directors of FutureWorld and selected member of their management teams may be offered corporate positions with FutureWorld.
5-	Minority held companies will keep control in decision making and policies.
6-	With each successive acquisition by the parent company, FutureWorld, the shares held by the investors and the acquired companies will become more valuable and stronger.
7-	Foster the growth of the acquired company by our assistance to its management, and by corporate, product development, sales, expansion and funding support.
8-	The acquired company may be sold, through a clear exit strategy, or spun out as a public company on one of the trading exchanges, such as the Bulletin Board Pink Sheets, by the decision of its board of directors and assistance by FutureWorld or held to operate for the long term. This will insure the ability for the company to attract investors and raise sufficient capital for operations and any and all capital expenditures.

Role of FutureWorld and Benefits to the Acquired Companies

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
  Run day-to-day operations of some companies with the intent to grow revenues for the company and its shareholders.

Our Employees

At the date of this annual report, we have eight full-time employees. Sam Talari, our acting CEO, director. Cameron Cox, our VP of Business Development. Bill Short, COO of CB Scientific. Kevin Defant, our Product Development Tech. Derek Lebahn, Charles Steinberg and Joseph Kelly of MedTest, Inc. Scott Zabrek of URVape, Inc. and CannaPKG, Inc.

 Item 1A.  Risk factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

 Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

During the Company's initial stage, it has limited need for use of office space or equipment. We maintain our executive’s offices in office space provided by the principals at no cost to the Company in Saint Petersburg, Florida. We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire customers.

Item 3.     Legal proceedings

(a)  We are not engaged in any legal proceedings at the date of this report, nor are we aware of any demands or claims against us that may result in litigation.  We may be involved in legal proceedings from time to time in the normal course of our business.

(b)  We did not terminate any legal proceedings during the fourth quarter of our 2013 fiscal year.

Item 4.     Mine Safety Disclosures

Not Applicable

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

	High Bid	Low Bid
Fiscal 2014:
Fourth Quarter	$.042	$.034
Third Quarter	$.01	$.01
Second Quarter	$.01	$.008
First Quarter	$.01	$.005

Fiscal 2013:
Fourth Quarter	$.0014	$.0007
Third Quarter	$.014	$.01
Second Quarter	$.014	$.01
First Quarter	$.014	$.01

As of March 31, 2014, we had 57 shareholders of record and approximately 5300 beneficial shareholders, and we had 446,373,966 shares of $0.0001 par value common stock outstanding.

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

Recent Accounting Pronouncements:

a. The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $2,000 in cash at March 31, 2014, and 60,047 respectively, remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2014, the Company incurred a net loss of $156,319..  As of March 31, 2014, the Company had a working capital of $2,000 and $2,000 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

 Financial Statements of FutureWorld Corp. as of and for the years ended March 31, 2014 and 2013

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of March 31, 2014 and 2013	2

Consolidated Statements of Operations for the Years
Ended March 31, 2014 and 2013	3

Consolidated Statements of Cash Flows for the Years
Ended March 31, 2014 and 2013	4

Consolidated Statement of Changes in Stockholders’ Equity for the Years ended March 31, 2014 and 2013	5

Consolidated Notes to Financial Statements	6

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FutureWorld Corp

Saint Petersburg, Florida

We have audited the accompanying consolidated balance sheet of FutureWorld Corp as of March 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infrax Systems, Inc. as of March 31, 2014 and 2013, and the results of their operations, changes in their stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

/s/  DKM Certified Pubic Accountants

Clearwater Florida

July 14, 2014

FUTUREWORLD CORP
Consolidated Balance Sheets

	As of March 31,
ASSETS	2014	2013*
Current Assets		(Revised)
Cash in Banks	$2,000	$-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and Equipment
Furniture and Fixtures	-	-
Office Equipment	-	-
Accumulated Depreciation	-	-
Total Property and Equipment, Net of Depreciation	-	-

Other Assets
Investment in Subsidiary	-	-
Loans receivable - related parties	-	-
Total Other Assets	-	-

Total Assets	$2,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,350	$-
Accrued Expenses	1,089,530	945,781
Total Current Liabilities	1,095,880	945,781

Long Term Liabilities
Loans & notes payable - Related Parties	277,338	299,118
Total Long Term Liabilities	277,338	299,118

Total Liabilities	1,373,218	1,244,899

Stockholders' Deficit
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 4,900,000,000 shares authorized,
446,373,966 and 416,373,966 shares issued and outstanding	44,637	41,637
Additional Paid-in Capital	4,647,567	4,620,567
Retained deficit accumulated	(6,063,422)	(5,907,103)

Total Stockholders' Deficit	(1,371,218)	(1,244,899)

Total Liabilities & Stockholders' Deficit	$2,000	$-
•	As revised

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP
Consolidated Statements of Operations

	For the Years Ended March 31,
	2014	2013*
Operating Revenues		(Revised)
Net Sales	$-	$-

Total Operating Revenue	-	-

Operating Expenses
Salaries and Benefits	129,338	103,275
Other Administrative Expenses	12,570	-
Total Operating Expenses	141,908	103,275

Loss from Operations	(141,908)	(103,275)

Other Income and (Expenses)
Interest expense	(14,411)	(14,956)
Total Other Income and (Expenses)	(14,411)	(14,956)

Net Loss For the Period	(156,319)	(118,231)

Average Number of Shares Outstanding
Basic	429,173,367	416,373,966

Fully Diluted	429,173,367	416,373,966

Net Loss Per Common Share
Basic	$(0.0004)	$(0.0003)

Fully Diluted	$(0.0004)	$(0.0003)

•	As revised

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.
Consolidated Statement of Changes in Stockholders Deficit

	Common Stock		Receivable	Paid-in Capital	Deficit
	Shares	Amount	Amount	Amount	Amount	Total

Balance March 31, 2012 (Revised)	416,373,966	41,637		4,620,567	(5,788,872)	(1,126,668)
Loss for the period					(118,231)	(118,231)
Balance, March 31, 2013 (Revised)	416,373,966	41,637		4,620,567	(5,907,103)	(1,244,899)
Shares issued in exchange for debt	30,000,000	3,000		27,000		30,000
Loss for the period					(156,319)	(156,319
Balance, March 31, 2014	446,373,966	$44,637	$-	$4,647,567	$(6,063,422)	$(1,371,218)

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2014	2013*
C ash Flows From Operating Activities		(Revised)
Net Loss	$(156,319)	$(118,231)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation & amortization	-	-
Changes in working capital components:	-	-
Accounts payable	6,350	-
Accrued salaries	129,338	103,275
Other accrued expenses	14,411	14,956
Net Cash Used by Operations	(6,220)	-

Cash Flows From Investing Activities	-	-

Cash Flows from Financing Activities
Loans from related parties	8,220	-
Repayment of loans - related parties	-	-
Net Cash Flows from Financing Activities	8,220

Net Increase (Decrease) in Cash	2,000	-
Cash Balance, Beginning of the Period	-	-

Cash Balance, End of the Period	$2,000	$-

Supplemental Disclosures on Interest and Income Taxes Paid:
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debt into common stock	$30,000	$0
•	As revised

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2014 and 2013

1.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of March 31, 2014 and 2013, and the statements of operations, statements of cash flows, and statement of changes in stockholders’ equity for the years ended March 31, 2014 and 2013 of FutureWorld Corp. have been prepared by the Company. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and 2013, and the results of operations and cash flows for the years ended March 31, 2014 and 2013.

(b) Nature of the Business, and History of the Company and its Subsidiaries

The nature of the business and the history of the Company and its subsidiaries are as follows:

Effective June 15, 2009, the Company entered into a Stock Exchange Agreement with SeaTech Energy, Inc., a Nevada corporation and its stockholders, whereby the Company received 1,000,000 common shares of SeaTech, representing 100% of its outstanding shares, in exchange for 150,000,000 shares of common stock. On that dated, Sea Tech became a wholly owned subsidiary of Future World.

Nature of the Business

FutureWorld Corp., a Delaware corporation, is a U.S. diversified Hemp/Cannabis Company, listed on the Over the Counter exchange, which was originally formed to capitalize on the burgeoning markets in renewable and alternative energy technologies, but has since changed direction and moved into the Hemp/Cannabis space. FutureWorld, together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of Hemp/Cannabis products, services and technologies globally.

FutureWorld is seeking to acquire minority or full interest in currently operating companies and disruptive technologies in the Industrial Hemp/Medical and Recreational Cannabis Industry globally; such as vaporizers, lab testing, tracking systems, security, CBD oil, testing kits, financial solutions, dispensaries and other needed components. Our goal is to provide our acquired companies, current and future shareholders a clear strategy for the growth of their companies and their investment in those companies.

2.  Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly owned subsidiary, SeaTech Energy, Inc. (collectively referred to as the “Company”).  Sea Tech Energy, Inc. has no assets or liabilities and is currently inactive.

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
As of March 31, 2014 and 2013, the fair values of the Company’s financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2014 and 2013.

(f) Stock Based Compensation

The Companies estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. Stock-based compensation expense recognized in the Statements of Operations for the years ended March 31, 2013 and 2012 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated.

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

(h) Income Taxes

The Company records federal and state income tax liability at the federal and state rates after allowances. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Tax benefit from an uncertain tax position may be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized and in subsequent periods.

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

3.  Going Concern

For the year ended March 31, 2014, the Company incurred a net loss of $156,319 and a cumulative net loss since inception of $6,063,422.  As of March 31, 2014, the Company had a working capital of $2,000 and $2,000 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of March 31, 2014 and 2013 consists of the following:

	2014	2013

Computer equipment	$-	$-
Furniture and fixtures	-	-
	-	-
Accumulated depreciation	-	-

Net	$-	$-

5.     Related Parties Transactions

N/A

6.  Accrued Expenses

Accrued expenses at March 31, 2014 and 2013 were as follows:

	2014	2013
Accrued salaries	$1,030,071	$900,733
Payroll tax liabilities	-	-
Accrued interest	59,459	45,048
Accrued penalties	-	-
	$1,089,530	$945,781

7.   Related Parties Disclosures

(a) Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At March 31, 2014 and 2013, the balance due to Mr. Talari on this Promissory Note is $277,338 and $299,118 respectively, and the accrued interest thereon at March 31, 2014 and 2013 is $59,459 and $45,048 respectively.

(c) Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. The balance of accrued salaries payable to Mr. Talari is $1,009,171 and $900,733 as of March 31, 2014 and 2013 respectively.

(b) Office Space

During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space provided by the principals at no cost to the Company in Saint Petersburg, Florida.

10.   Change in Management

NONE

11.  Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended March 31, 2014 and 2013:

2014	2013

Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.00%	0.00%

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended March 31, 2014, or for the period July 23, 2002 (date of inception) through March 31, 2014.

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

For income tax purposes the Company has available a net operating loss carry-forward of $6,063,422 from inception to March 31, 2014, which will expire, unless used to offset future federal taxable income through 2025.

12.   Equity

The Company is authorized to issue 100,000,000 shares of preferred stock. The Company has the right to designate different series but none have been designated as of March 31, 2014. The preferred stock is convertible to common stock at 1 to 1 ratio and have one voting right per share.

The Company is authorized to issue 4,900,000,000 shares of common stock. All common stock has one voting right per share. At March 31, 2014 there were 446,737,966 shares outstanding.

  Incentive Stock Option Plan

On March 23, 2014, the Company adopted an amended Incentive Stock Option Plan (“Option Plan”) for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.  The Company authorized 4,000,000 shares to be set aside under the Option Plan. As of March 31, 2014, the Company has not issued any shares under this plan.

13.  Subsequent Events

On April 05, 2014, the Company entered into those certain advisory board agreements (collectively, the "Advisory Board Agreements") with two members of the advisory board reflected below (collectively, the "Advisory Board Members"). In accordance with the terms and provisions of the Advisory Board Agreements:

(i) the Company shall retain each Advisory Board Member for a period commencing upon execution of the Advisory Board Agreement and continuing until notice of termination provided by either party; and (ii) the Advisory Board Member shall provide services to the Company including, but not limited, to: (a) participation in monthly advisory calls and annual meeting, and (b) guidance on Industrial Hemp, Medical Marijuana, Pharmaceuticals & Nutraceutical strategy directions. In further accordance with the terms and provisions of the Advisory Board Agreements, the Company shall grant to each Advisory Board Member 150,000 stock options to purchase 150,000 shares of the Company's common stock at an exercise price of $0.03 per share, which stock options shall vest as follows:

(i) 150,000 stock options exercisable on the 12th month anniversary of the acceptance.

Mr. Robert Carr

Mr. Tommy L. Thompson

On April 5th, the Company has come to an agreement with its CEO, Mr. Sam Talari, to transfer 20% of his personal equity interest in Verecis Corp (Lockwood technology Nevada) to FutureWorld for $1 in a stock purchase agreement. Since the nature of the transaction is a non-arms-length, both the Company and Mr. Talari sought it proper to value the equity transfer as such. Also the agreed plan would minimize dilution on behalf of the shareholders since there would be no issuance of stock for this transaction. This plan was initiated and authorized by our CEO for the benefit of the Company and all its shareholders. The transaction was closed on Thursday April 10th, 2014.

With the above equity agreement, HempTech will also sign a licensing (teaming Agreement) agreement with Verecis Corp for the use of its technology in regards to CannaTRAK and any future joint development projects regardless of the equity interest. Verecis Corp is a subsidiary of Infrax Systems.

The equity interest will allow HempTech and Verecis Corporation to further develop CannaTRAK product line for the legal medical marijuana and the industrial hemp markets. Verecis has been a pioneer in Enterprise Asset Management industry for the Fortune 500 for more than a decade. Seed to sale control and effective tracking has become a choke point in the growth of the legal medical marijuana industry. HempTech, together with Verecis, will mitigate and alleviate this considerable concern for current States and any future States allowing the creation of the legal medical marijuana industry. Compliance and governance will be the big drivers in adoption and growth of the medical marijuana industry nationwide and globally. Without a proper compliance and governance framework, legal medical marijuana may encounter considerable roadblocks for mass acceptance and adoption.

FutureWorld announces today that HempTech has started its nationwide implementation of Cannabis testing labs (licensed, voluntary and self-test) by acquiring its first lab and cannabis laboratory technology company in Colorado. HempTech and the company will be working on patentable projects on cannabis testing process and applications. HempTech is expecting the acquisition to provide immediate revenue by distributing patented products to the pertinent distributors nationwide. The acquisition closed on May 9th, 2014.

HempTech is also working through selecting partners for its coming lab in Florida.

So far, testing for contaminants is currently voluntary in most legalized states in which has resulted in lack of quality control and cost fluctuation by testing labs, forcing the majority of dispensaries to skip the process entirely. Starting next year, it will be a requirement for all cannabis products in Colorado and Washington to be tested for health and safety. Other states are expected to require testing from the outset. A few states are even taking it to the point of requiring pharmaceutical-grade standards. We expect, at some point, a federal mandate will ensue forcing all growers, dispensaries and processors to test the quality and the purity of their cannabis. The required tests will include potency for dosing, microbial testing (molds, E. Coli, salmonella, etc.), pesticides, and residual solvents (such as leftover butane from making hash).

On April 28th, 2014, the Company has promoted Mr. Bill Short from Product Development Executive at HempTechRx to its Chief Operating Officer, effective May 1, 2014. The promotion was due to Mr. Short's valiant effort in product and corporate development of HempTechRx, including but not limited to; recent acquisitions, new product developments, website launch, and JV proposals. HempTechRx's development & acquisition strategy is geared toward developing, acquiring and distributing hemp (CBD) related products worldwide. With thousands of Farms, Pharmaceutical, Nutraceutical, Pharmacies & dispensaries, popping up worldwide, the Company sees great opportunity to be part of the vertical integration in Hemp related products such as CBD.

On April 28th, 2014, the Company has also decided to incorporate HempTechRx, URVape, CB Scientific, HempTech Corp as newly formed subsidiaries, changing its status from a division to a wholly owned subsidiary. This will open up a possible spin off of the subsidiaries at a future date.

On May 02, 2014, FutureWorld entered into a Securities Purchase Agreement (the "Agreement") with MedTest, Inc. Pursuant to the Agreement, MedTest, Inc. agreed to sell 100% of its outstanding shares of the company (MT) to FutureWorld for the following;

a) 1,500,000 shares of restricted common stock (par value 0.0001) at the closing of this agreement;

b) 3,500,000 shares of restricted common stock (par value 0.0001) at the successful product pilot and proof of effectiveness;

c) 18 months Leak-Out and Lock-Up agreement to be signed with the purchase agreement.

MT stockholder will also receive the following earn-out on post product launch:

a) $3 for each test pack sold (retail with payments received) paid to the shareholders.

On June 04, 2014, FutureWorld Corp. ("FutureWorld") entered into a JV Agreement (the "JV Agreement") with Minotauro SRL., a Uruguay investment company ("Minotauro") pursuant to which Minotauro shall lobby on behalf of FutureWorld with the Uruguayan Government and provide the services described below.

FutureWorld is to provide all patented technologies and products or services for the joint development of the medical marijuana and hemp market and dispensaries in Uruguay under branded products such as CaNNaBoX, SPIDer,, SmartSense, etc.

On June 03, 2014, FutureWorld Corp. ("FutureWorld") entered into a preliminary agreement for a proposed JV (the "Agreement") with American Green in the distribution of its ZaZZZ robotic dispensaries nationwide under the brand name CaNNaBoX. The partnership will be utilizing both companies' technical background and rapidly expanding relationships in the cannabis market. CaNNaBoX robotic dispensaries are secure delivery and control systems for use in licensed cannabis dispensaries and not "vending machines". Their specific design benefits public safety, governance, dispensaries, and consumers. The Company intends to work with the American Green to lay out specific marketing partnerships, setting up regional, national and international strategies designed to achieve to 1500 unit deployment. The Top Level Design for the Product and its target platform will be discussed in length in the actual JV Agreement. The Parties agree to make every effort to complete the Product according to the JV Agreement.

From May 19th, to June 22, 2014, FutureWorld (“we”, “us” “our”) issued an aggregate of $366,000 of convertible debt to five separate investors in private transactions (described below) exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on exemptions provided by Regulation D and Section 4(a)(2) of the Securities Act.

1. We issued a $50,000 convertible promissory note, which note is due and payable 9 months from the issue date along with 8% interest, per annum. In lieu of cash repayment, the note is convertible into shares of our common stock, at the option of the note holder, based on the market price of our common stock.

2. We issued an $81,000 convertible debenture, which debenture is due and payable 12 months from the issue date along with 8% interest, per annum. In lieu of cash repayment, the debenture is convertible into shares of our common stock, at the option of the debenture holder, based on the market price of our common stock.

3. We issued a $60,000 convertible debenture, which debenture is due and payable 12 months from the issue date along with 8% interest, per annum. In lieu of cash repayment, the debenture is convertible into shares of our common stock, at the option of the debenture holder, based on the market price of our common stock.

4. We issued a $60,000 convertible debenture, which debenture is due and payable 12 months from the issue date along with 8% interest, per annum. In lieu of cash repayment, the debenture is convertible into shares of our common stock, at the option of the debenture holder, based on the market price of our common stock.

5. We issued an $115,000 convertible debenture, which debenture is due and payable 12 months from the issue date along with 8% interest, per annum. In lieu of cash repayment, the debenture is convertible into shares of our common stock, at the option of the debenture holder, based on the market price of our common stock.

We intend to use the net proceeds (after payment of expenses and commissions) from the above transactions for general corporate purposes. The above descriptions are qualified in their entirety by actual terms of the definitive agreements evidencing the above transactions.

On July 1st, we signed a teaming agreement with SecondSun to provide SmartSense, SmartNergy and CaNNaLyTiX for a 52,000 sqf grow in California.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 28, 2014 the Board of Directors engaged DKM Certified Public Accountants of Clearwater Florida as our independent registered accounting firm. There have been no disagreements with our independent registered audit firm.

Item 9A.  Controls and Procedures.

Applicable.

As of March 31, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of March 31, 2014 such disclosure controls and procedures were not effective.

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

Management Report on Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table identifies our directors and executive officers, their ages, the positions each holds and, if a director, the first year he became a director as of March 30, 2014.

Name	Age	Position(s)	Director since

Saeed (Sam) Talari	49	Acting Chief Executive Officer and Director	2002

  Saeed (“Sam”) Talari has been one of our directors since 2002.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari’s employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●	1994 – 1999 – Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.
●	1999 to Present – Mr. Talari founded FutureWorld Energy, Inc., (formerly Isys Medical, Inc.) and serves since inception as one of FutureWorld Energy’s directors. FutureWorld Energy is a diversified Hemp/Cannabis holding and operating company, owning and seeking disrupted technologies in the Industrial Hemp/Cannabis industry globally.
●	2001 to Present – Mr. Talari founded and manages FutureTech (Talari Industries), a venture capital firm that invests in high technology start up enterprises.
●	2006 to Present – Mr. Talari founded and manages Infrax Systems as it acting CEO and CFO. Infrax Systems is a Smart Grid related hardware and software developer.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2014 or 2013 fiscal year.

Code of Ethics.

On July 1, 2008, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended March 31, 2014, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th St. N Saint Petersburg, FL 33704.  Our Code of Ethics will be available per demand of any shareholder, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Compensation Objectives

Performance . Our executives who are identified in the Summary Compensation Table (whom we refer to as our named executives) have held different positions and increased levels of responsibility. The amount of compensation for each named executive reflects his management experience, performance and service.  A key element of compensation is equity incentive compensation in the form of our common stock, and participation in our Non statutory Stock Option Plan, although no shares have been granted to date.

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

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total
Saeed (Sam) Talari, Acting	2014	$108,438	(1)	-0-	-0-	-0-	$102,000
Chief Executive Officer	2013	$ 103,275	(1)	-0-	-0-	-0-	$ 84,000
(Principal Executive Officer)	2012	$ 25,500	(1)	-0-	-0-	-0-	$ 84,000

 ______________

1.

CURRENT EMPLOYMENT AGREEMENTS

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. Cameron Cox

On April 15, 2014, the Company entered into a three-year Employment Agreement with Mr. Cox, the Company’s Acting Vice President of Business Development. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $3,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Bill Short

On April 24, 2014, the Company entered into a three-year Employment Agreement with Mr. Short, the Company’s Acting Chief Operations Officer. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $3,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Kevin Defant

On April 21 , 2014, the Company entered into a three-year Employment Agreement with Mr. Defant, the Company’s Acting Tech Director. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Derek Lebahn

On May 15, 2014, the Company entered into a three-year Employment Agreement with Mr. Lebahn, the Company’s Acting President of the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Charles Steinberg

On May 15, 2014, the Company entered into a three-year Employment Agreement with Mr. Steinberg, the Company’s Acting Vice President of the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Joseph Kelly

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Kelly, the Company’s Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $850 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Scott Zabrek

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Zabrek, the Company’s Acting President of CannaPKG, Inc Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

—	each of our directors and executive officers, at March 31, 2014;
—	our directors and executive officers as a group, at March 31, 2014; and
—	other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2014.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of shares	Percentage

Saeed (Sam) Talari	346,704,323*	86.00%
All directors and officers as a group (1 person)	346,704,323	86.00%

*Direct and indirect ownership.

STOCK OPTION PLAN AND WARRANTS

Stock Options

On March 23, 2014, we adopted an Incentive Stock Option Plan (“Option Plan”) for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment. We authorized 4,000,000 shares to be set aside under the Option Plan. As of March 31, 2014, no shares have been issued under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not anticipate entering into any future transactions with our directors, officers and affiliates.

There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The accounting firm of DKM Certified Public Accountants were engaged to auditing both years. The fees were $6,000 per year. No fees paid for consulting or tax work, during 2013 and 2014.

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

FutureWorld Corp.

Date: July 14, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	July 14, 2014
Saeed (Sam) Talari, Acting Principal Executive Officer and Director

Exhibit 31.1

CERTIFICATION

I, Saeed (Sam) Talari, certify that:

1. I have reviewed this financial report of FutureWorld Corp. for the year ended March 31, 2014.

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

Dated: July 14, 2014

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Financial Report of FutureWorld Corp. (the "Company"), for the year ending March 31, 2014 and 2013, as filed on the date hereon (the "Report"), I, Saeed (Sam) Talari, Acting Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350 as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

___ /s/ Sam Talari _______________

Saeed (Sam) Talari

Acting Chief Executive Officer

Dated: July 14, 2014