Form 10-K/A
period 2014-03-31
FUTUREWORLD ENERGY, INC..
filed 2014-07-17
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   July 17, 2014

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

FutureWorld Corp.

 Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2014

Explanatory note

This Form 10-K is being amended to correct a typographical error on the audit report and to change a date in Item 9 of the 10-K.. No amounts in the financial statements were changed or restated in the amendment.

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

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. We are currently in early-stage negotiations to purchase existing product lines, sources of CBD and other assets from certain competing companies. There are also large, well-funded companies that currently do not offer hemp-

based products but may do so in the future.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FutureWorld Corp. as of March 31, 2014 and 2013, and the results of their operations, changes in their stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Management Report on Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

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

FutureWorld Corp.

Date: July 17, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	July 17, 2014
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

Dated: July 17, 2014

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

Dated: July 17, 2014