Form 10-Q
period 2014-06-30
FUTUREWORLD CORP.
filed 2014-08-20
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014 (First Quarter)

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 12, 2014

FUTUREWORLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3637 4th Street North, Saint Petersburg, Florida	33704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (727) 474-1816

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☒ Yes	☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☒ No

			☒Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2014:

Common stock, par value $0.0001 per share	451,373,966
Other	None

FutureWorld Corp.

 Annual Report on Form 10-Q

For the First Quarter Ended June 30, 2014

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

FUTUREWORLD CORP.
Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$133,437	$2,000
Accounts receivable	47,362	0
Inventory	70,035	0
Note receivable	2,327	0
Total current assets	253,166	0

Property & equipment, net of accumulated - net
Intangible property, net of accumulated - net	2,103,150
Deposits		0
Total Assets	$2,356,316	$2,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,329	$6,350
Accrued expenses	1,137,649	1,089,530
Deferred revenue		0
Notes payable	356,164	0
Loans and notes payable, related parties		277,338
Total current liabilities	1,502,143	1,373,218

Notes payable to shareholder	223,844	0
Total liabilities	1,725,987	1,373,218

Stockholders' Equity
Preferred stock, 100,000,000 authorized, $.0001 par value:
None issued and outstanding
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 4,900,000,000 shares authorized, and; 501,373,966 and 416,373,966 shares
issued and outstanding, respectively	50,257	44,637
Additional paid-in capital	6,744,272	4,647,567
Minority interest in subsidiary
Accumulated deficit	(6,164,200)	(6,063,422)
Total stockholders' equity	630,329	(1,371,218)

Total Liabilities and Stockholders' Equity	$2,356,316	$2,000

.

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2014	2013

Revenues	$70,660	$-
Direct costs	11,983	-

Gross Profit	58,677	-

Operating expenses:
Salaries and benefits	81,080	36,514
Consulting	-	-
Professional fees	57,800	3,977
General and administrative	14,933	-
Amortization and depreciation	-	11,054
Total operating expenses	153,813	51,545

Other income (expense):
Interest expenses	(5,641)	(2,624)
Sale of assets, net	-	-
Total other (expense)	(5,641)	(2,624)
Loss from operations before income taxes	(100,778)	(54,169)

Provision for income taxes	-	-

Loss from operations before minority interest	$(100,778)	$(54,169)

Minority Interest	-	-

Net loss	$(100,778)	$(54,169)

Earnings (loss) per share:
Basic	$(0.0002)	$(0.0012)
Weighted average shares outstanding
Basic	451,373,966	446,373,966

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(100,778)	$(54,169)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization		11,054
Amortization of deferred revenue
Loss on sale of assets
Issuance of stock in settlement of services
Minority interest
Changes in assets and liabilities:
Accounts receivable	(47,362)
Inventory	(70,035)
Due from affiliate
Related party loans	(53,494)	(181,000)
Prepaid and other	(2,332)
Accounts payable	1,979	(5,330)
Accrued expenses	48,119	(77,455)
Customer deposits and deferred revenue		-
Net Cash (Used) Provided by Operating Activities	(123,125)	(306,900)

Cash Flows from Financing Activities:
Proceeds from issuance of stock
Proceeds from issuance of note payable	356,164
Repayments of notes payable
Proceeds from sale of assets
Related party advances		5,818
Net Cash (Used) Provided by Financing Activities	356,164	5,818

Net increase/decrease in Cash	131,437	(301,082)

Cash at beginning of period	2,000	-

Cash at end of period	$133,437	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of June 30, 2014

(Unaudited)

1. History of the Company and Nature of the Business

OUR HISTORY

“We”, “us” and “our” refer to FutureWorld Corp., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively. After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.
●	June 10, 2009, FutureWorld Corp. acquires SeaTech Energy Inc., a Nevada corporation, for 150M shares in Common Stock or $1,500,000.
●	On June 11, 2014, the Company changed its name to FutureWorld Corp.

 Nature of Business

The address of our executive offices is: 3637 4th Street North, Saint Petersburg, FL 33704 and our telephone number at that address is 239-324-0000 or 727-474-1816. The address of our web site is www.futureworldcorp.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

FutureWorld Corp., a Delaware corporation, is a U.S. diversified Industrial Hemp/ Medical Cannabis Company, which together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of Hemp/Cannabis products, services and technologies globally under the banner of Cannabis 2.0.

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

HempTechRx Inc.
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

URVape, Inc.:

URVape™ is our brand name vaporizer pen which is sold with a charger and refill bottles. We market the product at URVape.com. It is our own trademarked vaporizer being marketed and sold online and in retail shops. The product is cutting edge design and requires puffing on the pen to facilitate battery use. The URVape vaporizing pen is sleek and lightweight. URVape will initially have oil vaporizers available and dry herb versions available in the coming months.

URVape 1.0 - For use with oil extracts

Powered by battery, vaporizers extract the active ingredients from cannabis by heating it to a temperature lower than required for combustion. When air is drawn through the heated cannabis it emits a vapor that is inhaled. URVape is;

URVape - Extremely easy to use. No Buttons. Just draw through the mouthpiece and the unit automatically heats up to release oil vapor.

LED lights on the bottom light up when you inhale, Auto shut off after 8 seconds, Discreet, Stylish and Sleek, Stylus on end of pen, Long Battery Life - Lasts for 4-5 days depending on number of puffs, FutureWorld has identified three key long-term items sweeping the globe that solidify URVape’s entry into the market:

The decriminalization and legalization of cannabis for medicinal and recreational use - The adoption of electronic vaporizing by the world’s 1.2 Billion smokers - eCig or vaporizer market is the fastest market within the tobacco (free) industry and estimated to be a multi-billion dollar industry within few years.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets as of June 30, 2014 and 2013, and the statements of operations, statements of cash flows, and statement of changes in stockholders’ equity for the years ended June 30, 2014 and 2013 of FutureWorld Corp. have been prepared by the Company. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014 and 2013, and the results of operations and cash flows for the years ended June 30, 2014 and 2013.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly owned subsidiaries,

URVape, Inc., HempTech Corp., CB Scientific (MedTest Inc.) and HempTechRX Inc.

Basis of Accounting

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
As of June 30, 2014 and 2013, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX.

On June 30th, FutureWorld Corp. signed an exclusive License Agreement with Infrax Systems, Inc. to use Technologies behind CannaTRAK(TM), SmartSense(TM), SmartNergy(TM) with CaNNaLyTiX(TM) and its' Asset Management Software (Secure Intelligent Devices (lights, LEDs, & systems) with embedded two way communication systems dispensing critical real time information, management and controls) in the Cannabis industry. The term of the agreement is for a period of 10 (ten) years. This Agreement shall be renewable at the end of the current term for a successive term of five (5) years. FutureWorld shall hold the rights to the Intellectual Property with respect to Cannabis Industry as it relates to products developed for specific applications such as growth management, analytics, energy management etc. FutureWorld agreed to pay Infrax Systems a one-time fee of Two Million Dollars ($2,000,000) in cash or 50,000,000 shares of common stock, par value $0.0001, for use of the Products and their related IP.

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

The Company adopted a policy under which, if required to be recognized in the future, they will classify interest related to the underpayment of income taxes as a component of interest expense and will classify any related penalties in selling, engineering, general and administrative expenses in the statement of operations.

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

3.  Going Concern

For the year ended June 30, 2014, the Company incurred a net loss of $100,778 and a cumulative net loss since inception of $6,164,200.  As of June 30, 2014, the Company had a working capital of $133,437 and $133,437 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of June 30, 2014 and 2013 consists of the following:

	2014	2013

Computer equipment	$-	$9,873
Furniture and fixtures	-	17,070
	-	26,943
Accumulated depreciation	-	24,369
Net	$-	$2,574

5.  Intangible Assets

Intangible assets consists of the following:
June 30, 2014
(unaudited)
Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX	$ 2,000,000

2,000,000
Accumulated amortization	0
$ 2,000,000

6.   Stock Issuances

FutureWorld has issued 50,000,000 shares of common stock, par value $0.0001, to Infrax Systems for the Agreement dated June 30th,

2014. The agreement allows FutureWorld to use Technologies behind CannaTRAK(TM), SmartSense(TM), SmartNergy(TM) with CaNNaLyTiX(TM) and its' Asset Management Software (Secure Intelligent Devices (lights, LEDs, & systems) with embedded two way communication systems dispensing critical real time information, management and controls) developed by Infrax Systems. The term of the agreement is for a period of 10 (ten) years. This Agreement shall be renewable at the end of the current term for a successive term of five (5) years. FutureWorld shall hold the rights to the Intellectual Property with respect to Cannabis Industry as it relates to products developed for specific applications such as growth management, analytics, energy management etc. FutureWorld agreed to pay Infrax Systems a one-time fee of Two Million Dollars ($2,000,000) in cash or 50,000,000 shares of common stock, par value $0.0001, for use of the Products and their related IP.

7.     Related Parties Transactions

On June 30th, FutureWorld Corp. signed an exclusive License Agreement with Infrax Systems, Inc. to use Technologies behind CannaTRAK(TM), SmartSense(TM), SmartNergy(TM) with CaNNaLyTiX(TM) and its' Asset Management Software (Secure Intelligent Devices (lights, LEDs, & systems) with embedded two way communication systems dispensing critical real time information, management and controls). The term of the agreement is for a period of 10 (ten) years. This Agreement shall be renewable at the end of the current term for a successive term of five (5) years. FutureWorld shall hold the rights to the Intellectual Property with respect to Cannabis Industry as it relates to products developed for specific applications such as growth management, analytics, energy management etc. FutureWorld agreed to pay Infrax Systems a one-time fee of Two Million Dollars ($2,000,000) in cash or 50,000,000 shares of common stock, par value $0.0001, for use of the Products and their related IP.

Mr. Talari, CEO of FutureWorld is an acting CEO of Infrax Systems.

8.  Accrued Expenses

Accrued expenses at June 30, 2014 and 2013 were as follows:

	2014	2013
Accrued salaries	$1,072,714	$831,527
Payroll tax liabilities		41,576
Accrued interest	64,935	0
Accrued penalties		-
	$1,137,649	$873,103

9.   Related Parties Disclosures

(a) Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At June 30, 2014 and 2013, the balance due to Mr. Talari on this Promissory Note is $223,844 and $299,118 respectively, and the accrued interest thereon at June 30, 2014 and 2013 is $64,935 and $45,048 respectively.

 (b) Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $9,371 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. The balance of accrued salaries payable to Mr. Talari is $1,037,284 and $900,733 as of June 30, 2014 and 2013 respectively.

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

(c) Office Space

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

Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

PLAN OF OPERATIONS

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $0 in cash at June 30, 2014, and 60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

We have had and have ongoing discussions, arrangements, understandings, commitments or agreements for additional funding with prospective funding partners. We have funded our operations so far through PIPE and debt instruments. We will consider equity funding, either or both of a private sale or a registered public offering of our common stock; however, it seems unlikely that we can obtain an underwriter. We will consider a joint venture in which the joint venture partner provides funding to the enterprise. We will consider debt financing, both unsecured and secured by a pledge of our technology.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2014, the Company incurred a net loss of $100,778. As of June 30, 2014, the Company had a working capital of $133,437 and $133,437 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Item 4.  Controls and Procedures.

Not applicable.

Item 4(T).  Controls and Procedures

As of June 30, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of June 30, 2014 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter June 30, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K for the first quarter March 31, 2014 filed on July 14, 2014 with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

We are in the process of spinning-off one of our subsidiary; URVape Inc. We have chosen resources to file the appropriate filings with SEC shortly. Another subsidiary will be spun off shortly after the completion of URVape Inc.

Item 6	Exhibits.

31.A Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.B Principal Financial & Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.A Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.B Principal Financial & Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureWorld Corp.

Date: August 12, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Executive Officer

Date: August 12, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Financial & Accounting Officer