Form 10-Q/A
period 2014-06-30
FUTUREWORLD CORP.
filed 2014-08-20
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 20, 2014

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

FUTUREWORLD CORP.
Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$133,437	$2,000
Accounts receivable	82	0
Inventory	11,485	0
Note receivable	39,888	0
Total current assets	184,892	0

Property & equipment, net of accumulated - net
Intangible property, net of accumulated - net	100,825
Deposits	2,327	0
Total Assets	$288,050	$2,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$937	$6,350
Accrued expenses	1,137,341	1,089,530
Deferred revenue		0
Notes payable	132,016	0
Loans and notes payable, related parties		277,338
Total current liabilities	1,270,294	1,373,218

Notes payable to shareholder	223,844	0
Total liabilities	1,494,139	1,373,218

Stockholders' Equity
Preferred stock, 100,000,000 authorized, $.0001 par value:
None issued and outstanding
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 4,900,000,000 shares authorized, and; 501,373,966 and 416,373,966 shares
issued and outstanding, respectively	45,137	44,637
Additional paid-in capital	4,991,067	4,647,567
Minority interest in subsidiary
Accumulated deficit	(6,242,293)	(6,063,422)
Total stockholders' equity	(1,206,089)	(1,371,218)
		(1,206,089
Total Liabilities and Stockholders' Equity	$288,050	$2,000

.

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2014	2013

Revenues	$309	$-
Direct costs	182	-

Gross Profit	128	-

Operating expenses:
Salaries and benefits	81,080	36,514
Consulting	-	-
Professional fees	57,800	3,977
General and administrative	14,933	-
Amortization and depreciation	19,883	11,054
Total operating expenses	173,570	51,545

Other income (expense):
Interest expenses	(5,301)	(2,624)
Sale of assets, net	-	-
Total other (expense)	(5,301)	(2,624)
Loss from operations before income taxes	(178,871)	(54,169)

Provision for income taxes	-	-

Loss from operations before minority interest	$(178,871)	$(54,169)

Minority Interest	-	-

Net loss	$(178871)	$(54,169)

Earnings (loss) per share:
Basic	$(0.0004)	$(0.0012)
Weighted average shares outstanding
Basic	451,373,966	446,373,966

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(178,871)	$(54,169)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	19,883	11,054
Amortization of deferred revenue
Loss on sale of assets
Issuance of stock in settlement of services
Minority interest
Changes in assets and liabilities:
Accounts receivable	(82)
Inventory	(11,485)
Due from affiliate
Related party loans		(181,000)
Prepaid and other	(2,332)
Accounts payable	937	(5,330)
Accrued expenses	47,944	(77,455)
Customer deposits and deferred revenue		-
Net Cash (Used) Provided by Operating Activities	(124,006)	(306,900)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	(100,825)
Proceeds from issuance of note payable	79,464
Change in Investing Activity
Change in Financing Activity	344,000
Related party advances	(67,195)	5,818
Net Cash (Used) Provided by Financing Activities	255,444	5,818

Net increase/decrease in Cash	131,437	(301,082)

Cash at beginning of period	2,000	-

Cash at end of period	$133,437	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of June 30, 2014

(Unaudited)

1. History of the Company and Nature of the Business

OUR HISTORY

“We”, “us” and “our” refer to FutureWorld Corp., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	FUTUREWORLD CORP (the “Company”) was formed on June 22, 2002, as a Delaware corporation.
●	On May 13, 2009, Mr. Talari converted the principal amount and accrued interest of one convertible note, and the accrued interest and a portion of the principal amount of a second note into 50,000,000 shares of our common stock respectively. After these conversions, Mr. Talari legally and beneficially owned eighty-four percent of our common stock.
●	June 10, 2009, FutureWorld Corp. acquires SeaTech Energy Inc., a Nevada corporation, for 150M shares in Common Stock or $1,500,000.
●	On June 11, 2014, the Company changed its name to FutureWorld Corp.

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

CB Scientific, Inc.:

CB Scientific was organized in the state of Florida on 5/8/2014 with 40,000,000 shares of Common stock issued and outstanding in which all are held by FutureWorld Corp. CBD Oil- CBD is one of at least 60 cannabinoids found in hemp, and is non-psychoactive.

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

MedTest, Inc.:

MedTest Inc. was organized in the state of Nevada on 4/28/2014 with 40,000,000 shares of Common stock issued and outstanding in which all are held by FutureWorld Corp. MedTest, Inc. a Nevada owned company based in Denver Colorado that FutureWorld recently purchased for cash, stock and a revenue sharing component. MedTest Inc. has a working relationship with Herbal Synergy LLC in Colorado and is developing new technologies specifically for cannabis analytics. Charles Steinberg’s credentials will prove to be an asset to MedTest Inc. Mr. Steinburg of Herbal Synergy has been one of the main men behind gas chromatography testing in Colorado. He has been a judge at five previous High Times Cannabis Cups. Mr. Steinberg will be a judge at the next three High Times Cannabis Cups (San Francisco, CA: June 28th – 29th, Clio, MI July 26th – 27th, Seattle WA Sept 6th – 7th). Herbal Synergy LLC has pioneered residual solvent testing for medical cannabis and has always strived to help patients know exactly what they are buying. MedTest Inc. believes every product sold to patients as “Medical Quality” should be inspected for health benefits, safety, consistency, purity, potency and packaged properly for distribution.

URVape, Inc.:

URVape was organized in the state of Florida on 6/2/2014 with 40,000,000 shares of Common stock issued and outstanding in which all are held by FutureWorld Corp. URVape™ is our brand name vaporizer pen which is sold with a charger and refill bottles. We market the product at URVape.com. It is our own trademarked vaporizer being marketed and sold online and in retail shops. The product is cutting edge design and requires puffing on the pen to facilitate battery use. The URVape vaporizing pen is sleek and lightweight. URVape will initially have oil vaporizers available and dry herb versions available in the coming months.

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

HempTech Corp:

HempTech Corp. was organized in the state of Delaware on 3/19/2014 with 40,000,000 shares of Common stock issued and outstanding in which all are held by FutureWorld Corp. HempTech Corp has several products available specifically geared to helping cultivators of industrial hemp and medical cannabis maximum yields while helping to control costs. CaNNaLyTiX™ , SPIDer™, SmartSense™ ,Smart.NRG™ , and CaNNaTRAK™.

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended June 30, 2014 and 2013; (b) the financial position at June 30, 2013; and (c) cash flows for the three month periods ended June 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014.

Our financial statements may not be comparable to companies that comply with public company effective dates. Due to our election not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly owned subsidiaries, URVape, Inc., HempTech Corp., CB Scientific and MedTest, Inc. All intercompany transactions have been eliminated in the consolidated financial.

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

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, and March 31, 2014.

Capitalized Software Development Costs

The Company capitalizes software development costs, under which certain software development costs incurred subsequent to the establishment of technological feasibility have been capitalized and are being amortized over the estimated lives of the related products. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.

Amortization begins when the product is available for release and sold to customers. Software development costs will be amortized based on the estimated economic life of the product, anticipated to be 10 years.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, and March 31, 2014.

Revenue Recognition

The Company is principally in the business of providing solutions to the cannabis industry that incorporates our CaNNaTRAK, SmartSense, and CaNNaLyTiX technologies. Contracts include multiple revenue components, comprised of our software licensing, hardware platforms, installation, training and maintenance.  In accordance with ASC 605-25 Multiple-Element Arrangements, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers.  When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

Revenue associated with software sales to distributors is recognized, net of discounts, when the Company has performed substantially all its obligations under the arrangement.  Until such time as substantially all obligations under the arrangement are met, software sales are recognized as deferred revenue.  Costs and expenses associated with deferred revenue are also deferred.  When a software sales arrangements include a commitment to provide training and/or other services or materials, the Company estimates and records the expected costs of these training and/or other services and/or materials.

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

Intangible assets – Goodwill

The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability. An impairment charge is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America.

Inventory

Inventory consists of finished product, URVape electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

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

3.  Going Concern

For the year ended June 30, 2014, the Company incurred a net loss of $178,871 and a cumulative net loss since inception of $6,242,293.  As of June 30, 2014, the Company had a working capital of $133,437 and $133,437 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of June 30 and March 31, 2014 consists of the following:

	2014	2013

Computer equipment	$-	$9,873
Furniture and fixtures	-	17,070
	-	26,943
Accumulated depreciation	-	24,369
Net	$-	$2,574

5.   Stock Issuances

We issued 5,000,000 shares of our restricted Common stock for the purchase of MedTest, Inc.

6.     Related Parties Transactions

None.

7.  Accrued Expenses

Accrued expenses at June 30 and March 31, 2014 were as follows:

	2014	2013
Accrued salaries	$1,072,714	$831,527
Payroll tax liabilities		41,576
Accrued interest	64,935	0
Accrued penalties		-
	$1,137,649	$873,103

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At June 30, 2014 and 2013, the balance due to Mr. Talari on this Promissory Note is $223,844 and $299,118 respectively, and the accrued interest thereon at June 30 and March 31, 2014 is $64,935 and $45,048 respectively.

 9. Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $9,371 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. The balance of accrued salaries payable to Mr. Talari is $1,037,284 and $900,733 as of J June 30 and March 31, 2014 respectively.

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

10. Commitments and contingencies

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

Recent Accounting Pronouncements

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

Plan of Operations

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we had $133,437 in cash at June 30, 2014, and 60,047 respectively, remaining on the lines of credit from Mr. Talari and FutureTech Capital with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

We are in the process of putting together a PPM to raise $5,000,000 through Preferred stock offering. We expect the raise to begin third week of August 2014. We have received interest so far on the PPM from prospective investors.

Liquidity and Capital Resources

For the quarter ended June 30, 2014, the Company incurred a net loss of $100,778. As of June 30, 2014, the Company had a working capital of $133,437 and $0 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

We issued 5,000,000 shares of restricted Common stock, par value $0.0001, to MedTest, Inc. for 100% of the company. MedTest

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

We are in the process of spinning-off one of our subsidiary; URVape Inc. We have chosen resources to file the appropriate filings with SEC shortly. Another subsidiary will be spun off shortly after the completion of URVape Inc. we may bypass the S1 filing through reverse merger with another public company.

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

FutureWorld Corp.

Date: August 20, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Executive Officer

Date: August 20, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Financial & Accounting Officer