Form 10-K/A
period 2014-03-31
FUTUREWORLD CORP.
filed 2014-10-31
CIK 1273988

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

/s/  DKM Certified Pubic Accountants

Clearwater Florida

July 14, 2014

FUTUREWORLD CORP
Consolidated Balance Sheets

	As of March 31,
ASSETS	2014	2013*
Current Assets		(Revised)
Cash in Banks	$2,000	$-
Prepaid expenses	-	-
Total Current Assets	2,000	-

Property and Equipment
Furniture and Fixtures	-	-
Office Equipment	-	-
Accumulated Depreciation	-	-
Total Property and Equipment, Net of Depreciation	-	-

Other Assets
Investment in Subsidiary	-	-
Loans receivable - related parties	-	-
Total Other Assets	-	-

Total Assets	$2,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,350	$-
Accrued Expenses	1,089,530	945,781
Total Current Liabilities	1,095,880	945,781

Long Term Liabilities
Loans & notes payable - Related Parties	277,338	299,118
Total Long Term Liabilities	277,338	299,118

Total Liabilities	1,373,218	1,244,899

Stockholders' Deficit
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 4,900,000,000 shares authorized,
446,373,966 and 416,737,966 shares issued and outstanding	44,637	41,637
Additional Paid-in Capital	4,647,567	4,620,567
Retained deficit accumulated	(6,063,422)	(5,907,103)

Total Stockholders' Deficit	(1,371,218)	(1,244,899)

Total Liabilities & Stockholders' Deficit	$2,000	$-
•	As revised

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