Form 10-Q/A
period 2014-06-30
FUTUREWORLD CORP.
filed 2014-11-04
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 19, 2014

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

FUTUREWORLD CORP.
Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$133,437	$2,000
Accounts receivable	82	0
Inventory	11,485	0
Note receivable	39,888	0
Total current assets	184,892	2,000

Property & equipment, net of accumulated - net
Intangible property, net of accumulated - net	100,825
Deposits	2,327	0
Total Assets	$288,044	$2,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$937	$6,350
Accrued expenses	1,137,341	1,089,530
Deferred revenue	—	0
Notes payable	132,016	0
Loans and notes payable, related parties		277,338
Total current liabilities	1,270,294	1,373,218

Notes payable to shareholder	223,844	0
Total liabilities	1,494,138	1,373,218

Stockholders' Equity

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

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2014	2013

Revenues	$309	$-
Direct costs	182	-

Gross Profit	127	-

Operating expenses:
Salaries and benefits	81,080	36,514
Consulting	-	-
Professional fees	57,800	3,977
General and administrative	14,933	-
Amortization and depreciation	19,883	11,054
Total operating expenses	173,570	51,545

Other income (expense):
Interest expenses	(5,301)	(2,624)
Sale of assets, net	-	-
Total other (expense)	(5,301)	(2,624)
Loss from operations before income taxes	(178,871)	(54,169)

Provision for income taxes	-	-

Loss from operations before minority interest	$(178,871)	$(54,169)

Minority Interest	-	-

Net loss	$(178,871)	$(54,169)

Earnings (loss) per share:
Basic	$(0.0004)	$(0.0012)
Weighted average shares outstanding
Basic	501,373,966	446,373,966

Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(178,871)	$(54,169)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	19,883	11,054
Amortization of deferred revenue
Loss on sale of assets
Issuance of stock in settlement of services
Minority interest
Changes in assets and liabilities:
Accounts receivable	(82)
Inventory	(11,485)
Due from affiliate
Related party loans		(181,000)
Prepaid and other	(2,332)
Accounts payable	937	(5,330)
Accrued expenses	47,944	(77,455)
Customer deposits and deferred revenue		-
Net Cash (Used) Provided by Operating Activities	(124,006)	(306,900)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	(100,825)
Proceeds from issuance of note payable	79,464
Change in Investing Activity
Change in Financing Activity	344,000
Related party advances	(67,195)	5,818
Net Cash (Used) Provided by Financing Activities	255,444	5,818

Net increase/decrease in Cash	131,438	(301,082)

Cash at beginning of period	2,000	-

Cash at end of period	$133,438	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

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

Property and equipment as of June 30, 2014 and June 30, 2013 consists of the following:

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

FutureWorld Corp.

Date: August 19, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Executive Officer

Date: August 19, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Financial & Accounting Officer