Form 10-Q
period 2014-09-30
FUTUREWORLD CORP.
filed 2014-11-14
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   November 14, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2014:

Common stock, par value $0.0001 per share	453,973,966
Other	None

FutureWorld Corp.

 Annual Report on Form 10-Q

For the Second Quarter Ended September 30, 2014

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-Q noted:

NONE

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language, and among other things:  (i) events that may occur in the future, (ii) implementation of our business model; development and marketing of our products and services and (iii) prospects for revenues and profitability.  All forward-looking statements included in this document are based on information available to us on the date hereof.  We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties.  Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

FUTUREWORLD CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$285,787	$2,000
Accounts receivable	72,760	0
Related party receivables	60,785
Inventory	3,466	0
Note receivable	0	0
Total current assets	422,798	2,000

Property & equipment, net of accumulated - net	0
Intangible property, net of accumulated – net	98,020

Deposits	2,205	0
Total Assets	$523,023	$2,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,883	$6,350
Accrued expenses	1,193,169	1,089,530
Notes Payable	352,095	0

Loans and notes payable, related parties	205,748	277,338
Total current liabilities	1,771,895	1,373,218

Notes payable to shareholder	0	0
Total liabilities	1,771,895	1,373,218

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 1,900,000,000 shares authorized, and; 453,973,966 and 446,373,966 shares
issued and outstanding, respectively	45,397	44,637
Additional paid-in capital	5,417,699	4,647,567
Minority interest in subsidiary	0
Accumulated deficit	(6,711,968)	(6,063,422)
Total stockholders' equity	(1,248,872)	(1,371,218)

Total Liabilities and Stockholders' Equity	$523,023	$2,000

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$77,463	$—	$77,772	$—
Direct costs	37,352	—	37,534	—

Gross Profit	40,111	—	40,238	—

Operating expenses:
Salaries and benefits	128,446	39,132	230,282	146,055
Consulting	—	—	—	—
Professional fees	156,521	2,030	215,401	38,949
General and administrative	55,786	2,824	72,682	—
Amortization and depreciation	1,402	9,644	2,805	42,810
Total operating expenses	342,155	53,630	521,170	227,814

Other income (expense):
Interest expenses	(142,430)	(2,548)	(167,614)	(18,365)
Sale of assets, net		—		—
Total other (expense)	(142,430)	(2,548)	(167,614)	(18,365)

Loss from operations before income taxes	(444,474)	(56,178)	(648,546	(208,677)

Provision for income taxes	0	—	—	—

Loss from operations before minority interest	(444,474)	(56,178)	(648,546)	(208,677)

Minority Interest	0	—	—	—

Net loss	$(444,474)	$(56,178)	$(648,546	$(208,677)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	452,930,488	416,373,966	45,1544,458	416,373,966

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
	For the six Months Ending
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(648,546)	$(208,677)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	2.805	42,810
Stock based compensation	109,013	0
Amortization of debt discount	145,840	0
Changes in assets and liabilities:
Accounts receivable	(72,760)	—
Notes receivable	(60,785)
Inventory	(3,465)	—
Due from affiliate
Related party loans		(175,182)
Prepaid and other
Accounts payable	14,533	(1,922)
Accrued expenses	101,772	(76,848)
Net Cash (Used) Provided by Operating Activities	(411,593)	(419,819)

Cash flows from Investing Activities:
Other	(825)

Net Cash (Used) Provided by investing Activities	(825)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	770,000
Repayments of notes payable
Proceeds from sale of assets
Related party advances	(71,590)	175,182
Net Cash Provided (Used) by Financing Activities	698,410	175,182

Net increase/decrease in Cash	283,787	(244,637)

Cash at beginning of period	2,000	244,637

Cash at end of period	$285,787	$—

Supplemental cash flow information:
Interest paid	$0	$—
Taxes paid	$0	$—

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of September 30, 2014

(Unaudited)

1. History of the Company and Nature of the Business

“We”, “us” and “our” refer to FutureWorld Corp., a Delaware corporation.

On June 11, 2014, the Company changed its name to FutureWorld Corp.

 Nature of Business

The address of our executive offices is: 3637 4th Street North, Saint Petersburg, FL 33704 and our telephone number at that address is 427-474-1816. The address of our web site is www.futureworldcorp.com. The information at our web site is for general information and marketing purposes and is not part of this quarterly report for purposes of liability for disclosures under the federal securities laws.

FutureWorld Corp., a Delaware corporation, is a U.S. diversified Industrial Hemp/ Medical Cannabis Company, which together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of Hemp/Cannabis products, services and technologies globally under the banner of Cannabis 2.0.

We are seeking to acquire minority or full interest in currently operating companies and disruptive technologies in the Industrial Hemp/Medical and Recreational Cannabis Industry globally; such as vaporizers, lab testing, tracking systems, security, Cannabidiol (CBD) oil, testing kits, financial solutions, dispensaries and other needed components. Our goal is to provide our acquired companies, current and future shareholders a clear strategy for the growth of their companies and their investment in those companies.

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

CB Scientific is in the process of sourcing its own CBD oil from Europe. We are also developing plans to fund an overseas hemp cultivation project to provide a consistent and reliable supply to the United States and beyond. Currently, industrial hemp cultivation is legal in twenty countries around the world.

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

Cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic events, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's, Parkinson's and HIV dementia. URCBDOil.com should be live by July 1, 2014 UPDATE). URCBDOil.com will assist FutureWorld to generate positive cash flow for both URVape and our CBD oil and CBD infused products.

PersonalAnalytics

MedTest, Inc. a wholly owned subsidiary based in Denver Colorado has a working relationship with Herbal Synergy LLC in Colorado and has developed new technologies specifically for cannabis analytics. Charles Steinburg, President of Herbal Synergy and Acting Vice President of CB Scientific Division, has been one of the main men behind gas chromatography testing in Colorado. Charles Steinberg’s credentials will prove to be an asset to MedTest Inc He has been a judge at several High Times Cannabis Cups. Herbal Synergy introduced the first ever personal cannabinoid detection kits. These kits test all your products in-house and at your own convenience. These tests are quick, easy, and effective. .. CB Scientific’s new PERSONALANALYTICS THC & CBD detection kit is the first simple, quick and accurate consumer THC & CBD test which will give you’re an accurate reading of THC or CBD in any product you purchase, manufacture, or grow While many medical and recreational products are sold with cannabinoid levels listed, these numbers are often not representative of what is being sold.,

URVape, Inc.:

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

With the decriminalization and legalization of cannabis for medicinal and recreational use in many states and countries throughout the world the adoption of electronic vaporizing by the world’s 1.2 Billion smokers - eCig or vaporizer market is the fastest market within the tobacco (free) industry and estimated to be a multi-billion dollar industry within a few years.

HempTech Corp:

HempTech Corp has several products available specifically geared to helping cultivators of industrial hemp and medical cannabis maximum yields while helping to control costs. CaNNaLyTiX™ , SPIDer™, SmartSense™ ,Smart.NRG™ , and CaNNaTRAK™.

CaNNaLyTiX™ “A picture is worth a thousand words” and being able to visualize all the various aspects of a cultivation enterprise solves challenges before they become problems. CaNNaLyTiX™ is a dashboard controller system that allows the various computer systems to be integrated throughout a cultivator’s infrastructures. Using state-of –the-art API connecting software packages, CaNNaLyTiX™ can allow all computer systems to be monitored with the ease of a smartphone app and the robust hardware of integrated servers or cloud-based application.

CaNNaTRAK™- the next generation of barcode & RFID tracking systems for keeping pace with the extensive demands of seed to sale tracking of Hemp/Cannabis for state compliance. We are currently developing “game changer” modifications that will make it the ultimate software system in the industry. CannaTRAK’s Asset Tracking Management Software automates the major aspects of the Asset Life Cycle. The Product suite is made up of modules, which are able to operate independently of one another, are able to be configured to work together, or to be integrated with non-native applications. CaNNaTRAK™ software easily tracks assets using bar coding, radio frequency (RFID), imaging, and wireless technologies. CaNNaTRAK™ software is designed under the client/server architecture, is multi-user and menu-driven following industry-standard MS Windows protocols and graphical user interfaces. CaNNaTRAK™ applications are compatible with MS Windows XP, Vista, Windows 7 & 8.1 operating systems and with SQL Server 2008 through 2013.

CaNNaTRAK’s mobile information applications are compatible with Windows Mobile devices and are tightly integrated with; bar coding, RFID, GPS, imaging, biometrics and wireless technologies. Due to the State law, legal governance, compliance and tax reasons, we believe CaNNaTRAK™ will be an invaluable tool for legal compliance and profitability from growers to dispensers of the legal medicinal marijuana. Over the past decade, 22 (any change since November elections?)states have approved the use of medicinal marijuana. Medicinal marijuana has become an alternative to traditional treatments for patients with clinical diseases such as cancer and HIV/AIDS. The medicinal marijuana market is estimated to be valued in the billions of dollars initially and may provide hundreds of millions of dollars tax revenue for the state’s tax coffers.

We believe compliance and governance will be a big concern for the state offices overseeing the cannabis lifecycle and CaNNaTRAK™ will be an invaluable tool to comply and monitor for the medicinal marijuana industry. Our competition presently consists of the MITS system being used in the state of Colorado, the BioTrackTHC system being used in the state of Washington, and MJ Freeway. Certainly we will look to enter every burgeoning market throughout the United States.

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

The SPIDer solution addresses the potential threat facing the entire Cannabis/Hemp industry. With this system you are able to supply your security team with information that enables them to be proactive in addressing these costly activities. Compliance with state rules and regulations for the Cannabis/ Hemp industry is going to be essential. Though there are many security companies on the market, few are adapting themselves to the Cannabis industry.

SmartSense- offers wireless security and smart sensor mesh network for precision agriculture, irrigation systems, and greenhouses for the hemp industry. Our Smart Agriculture models allow monitoring multiple environmental parameters involving a wide range of applications with smart sensors such as Leaf Wetness, Atmospheric Pressure, Solar Radiation, Air Temperature / Humidity, Soil Temperature / Moisture, Ultraviolet Radiation etc. The smart sensor information will be collected and sent via the cloud to the central office for analysis and procedural modifications. FutureWorld is not aware of any another competitor in the United States. FutureWorld, through HempTech plans on marketing the product to large and medium sized grow facilities since they will have the greatest need.

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

.

CaNNaBoX™- Much like a bank ATM, the CaNNaBoX™ machine operates with the swipe of a card, which will verify identity, age and prescription information of a medical marijuana patient before releasing measured packages of marijuana. The advantage is you will not have to be waited on by an assistant if you don't require consultation and the store location is busy. The machine is capable of holding several hundred items in multiple forms of marijuana. CaNNaBoX™ is a secure robotic device specifically designed for dispensing cannabis products in secure prepackaged amounts, in complete accordance with state law requirements, in licensed dispensaries, and only to legal buyers.

FutureWorld has teamed up with American Green to brand the Zazzz Dispensary machine with the CaNNaBoX™ logo and distribute the product across the United States and possibly worldwide. Presently the Zazzz machine presented by American Green, which is first to the market, MedBox Inc.’s machine, and a vending machine product by Endexx Corp also distribute the product.. The model for FutureWorld is to bring 1500 units to market within a couple years in accordance with our JV goals alongside American Green and its Zazzz machine.

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended September 30, 2014 and 2013: (b) the financial position at September 30, 2014 and March 31, 2014 and (c) cash flows for the three and six months ended September 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on from 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission on October 31, 2014.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly owned subsidiaries, URVape, Inc., HempTech Corp., CB Scientific and MedTest Inc.

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
As of September 30, 2014 and March 31, 2014, the fair values of the Company’s financial instruments approximate their historical carrying amount.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of Product sales to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary as of period end. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. Balances on Current sales are due in 60 days from the date of sale.

Inventory

Inventory consists of finished product, URVape electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing and PersonalAnalytics testing kits that are also valued at the lower of cost or market valuation under the first-in, first-out method of costing

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2014 and March 31, 2014.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives. The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2014 and March 31, 2014.

Revenue Recognition

The Company is principally in the business of providing solutions to the cannabis industry that incorporates our CaNNaTRAK, SmartSense, URVape, PersonalAnalytics and CaNNaLyTiX technologies. Contracts include multiple revenue components, comprised of our product sale, software licensing, hardware platforms, installation, training and maintenance.  In accordance with ASC 605-25 Multiple-Element Arrangements, revenue from licensing the software will be recognized upon installation and acceptance of the software by customers. Revenue from sale of products (URVape & PersonalAnalytics) will be recognized upon the delivery of the product to our customer. When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year.  Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement.

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

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. Stock-based compensation expense recognized in the Statements of Operations for the three and six months ended September 30, 2014 and 2013 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated.

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

Impact of Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2014-08 defines a discontinued operation as disposal of components of an entity that represents a strategic shift that has or will have a major effect on an entity’s operations. ASU No. 201408 also requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. ASU 2014-08 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This statement provides US GAAP guidance on management’s responsibility in evaluation whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.

In November 2014, the FASB issued ASU 2014-16-Derivatives and Hedging: Determining Whether the Host contract in a Hybrid Financial Instrument issued in the Form of a Share is More Akin to Debt or to Equity. Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the quarter ended September 30, 2014, the Company incurred a net loss of $447,474 and a cumulative net loss since inception of $6,711,968.  As of September 30, 2014, the Company had cash of $285,787 and working capital deficit of $1,349,098 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of September 30, 2014 and March 31, 2014 consists of the following:

	September 2014	March 2014

Computer equipment	$0-	$-
Furniture and fixtures	0-	-
	-	-
Accumulated depreciation	0-	-
Net	$-	$-

5.   Intangibles

On May 2, 2014, the Company acquired the assets of MedTest, Inc., including Product Technology for 5,000,000 shares of Common Stock valued at $100,000.  Futureworld also acquired certain Trademarks from Hemptech Corp., URVape, Inc., and CB Scientific, Inc. for in April of 2014 valued at $825. The useful lives of the Product Technology and Trademarks have been evaluated to have a useful life of 15 years and are being amortized accordingly per the financial statements. For the three and six months ended September 30, 2014, the amortization expense for intangible assets was $1,680 and $2,805, respectively.

	September 30, 2014	March 31, 2014

HempTech Product Technology	$100,000	$-
Trademarks	825	-
	-	-
Accumulated Amortization	(2,805)	-
Intangibles, Net	$98,020	$-

6.     Stock Options and Awards

The company currently has agreements with certain employees that offer stock options and stock awards. The company is valuing stock options and stock awards using Black-Scholes and currently amortizing over the vesting periods. For the three and six months ended September 30, 2014 the company has amortized $27xxx and $22xxx, respectively. Options and Shares are expected to vest in accordance with the following schedule:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, March 31, 2014	0	0
Granted	8,350,000	37,500	$0	$ 0.0262	3.46 yrs
Exercised	0	0
Forfeited	0
Options, June 30, 2014	8,350,000	37,500

Option Expense for the three and six months ended was $17,951 and $33,235, respectively.

	Awards	Awards
	Outstanding	Vested
Options, March 31, 2014	0	0
Granted	4,600,000	0
Exercised	0	0
Forfeited	0	0
Options, June 30, 2014	4,600,000	0

Stock Awards Expense for the three and six months ended was $8,164 and $15,778, respectively.

7.  Accrued Expenses

Accrued expenses at September 30, 2014 and March 31, 2014 were as follows:

	September 30, 2014	March 31, 2014
Accrued salaries and payroll taxes	$1,111,610	$1,030,071

Accrued interest	79,099	59,4590
Accrued penalties		-

$1,190,709	$1,624,661

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At September 30, 2014 and March 31, 2014, the balance due to Mr. Talari on this Promissory Note is $205,748 and $299,118 respectively, and the accrued interest thereon at September 30, 2014 and March 31, 2014 is $67,511 and $45,048 respectively.

 9. Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $9,371 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. The balance of accrued salaries payable to Mr. Talari is $1,065,397 and $900,733 as of September 30, 2014 and 2013 respectively.

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

Kevin Defant

On April 21 2014, the Company entered into a three-year Employment Agreement with Mr. Defant, the Company’s Acting Tech Director. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Bill Short

On April 24, 2014, the Company entered into a three-year Employment Agreement with Mr. Short, CB Scientific’s Acting Chief Operations Officer. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $3,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees

Derek Lebahn

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

Joseph Kelly

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Kelly, the Company’s Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $1,600 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Andrew Marlatt

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Marlatt, the Company’s Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

Richard Buck

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Buck, the Company’s Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,400 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

10. Office Space

During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space shared by the principals at an allocated cost of $ 1,440 per month.

11. Stockholders’ Equity

Preferred Stock: The Company has 100,000,000 shares of $0.0001 par value stock Authorized. No shares have been issued or are outstanding as of September 30, 2014.

Common Stock: The Company has 1,900,000,000 shares of $0.0001 par value stock Authorized. As of March 31, 2014, 446,373,966 shares were issued and outstanding.

On May 2, 2014, 5,000,000 shares of stock were issued in accordance with a Share Exchange Agreement with MedTest, Inc. 1,500,000 shares were issued upfront for the share exchange and an additional 3,500,000 shares for certain benchmarks set for product pilots and development.

On May 13, 2014, 1,000,000 shares of stock were issued in exchange for Services of $19,000.

On August 29, 2014, 1,600,000 shares were issued in exchange for Services for $41,000

As of September 30, 2014, there were 453,973,966 shares of common stock were issued and outstanding.

11. Subsequent Events

In October 2014, the Company entered into a contract to purchase vacant land in Colorado for $60,000. The land was purchased via a new company, Futureland Properties, LLC which is 49 percent owned by the Company and 51 percent owned by the Talari Industries LLC.

On October 20, 2014, FutureWorld Corp. (“we”, “us” “our”) issued an aggregate of $65,000 of convertible debt to one investor in private transactions (described below) exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on exemptions provided by Regulation D and Section 4(a)(2) of the Securities Act. The convertible debenture is due and payable 12 months from the issue date along with 8% interest, per annum. In lieu of cash repayment, the debenture is convertible into shares of our common stock, at the option of the debenture holder, based on the market price of our common stock.

On October 10, 2014, the Company has purchased controlling ownership interest in provisional patent #61/977,514, for Onsite Cannabis THC Potency Test Kit, from Angela Knittel, CEO of WMII Inc. Mrs. Knittel and her partners developed a similar process for THC potency and applied for a provisional patent covering and protecting the process. The Company is also in the process of filing provisional patents for its own developed THC and CBD analytics, strengthening its position as the first mover and the global leader in cannabis personal analytics. Knittel and her company WMII, Inc. (Worldwide Marijuana Community) has also agreed to become a distribution representative marketing the PersonalAnalytics THC & CBD Test Kits on behalf of CB Scientific. CB Scientific expects to sell thousands of the PersonalAnalytics THC & CBD PocketLabs by the end of 2014 and hundreds of thousands by the end of 2015.

The Company is in discussion with a public company to spin-off CB Scientific.

Item 2.   Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis in conjunction with the information set forth under Item 6, Selected Consolidated Financial Data, and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on knowledge of our industry, historical operations, terms of existing contracts, and our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Overview

FutureWorld, a Delaware corporation, is a U.S. Diversified Holding Company, listed on the Over the Counter exchange, which was formed to capitalize on the burgeoning Cannabis markets globally. FutureWorld, together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of cannabis related products, such as industrial Hemp. HempTech, a subsidiary of FutureWorld, is a technology division catered to the cannabis and the industrial Hemp market. HempTech provides smart sensor technology, communication network, surveillance security, data analysis for smart cultivation and consultation for the industrial hemp and legal medicinal marijuana. Our wireless agricultural smart sensor networks offer precision to the agriculture, irrigation systems, and greenhouses for the global Hemp industry. FutureWorld and its subsidiaries do not grow, distribute or sell marijuana.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies.

Revenue

Currently, we derived all of our revenue from sales of URVape vaporizer pens and PersonalAnalytics test kits. In 2014, product revenue represented 100% of our total revenue.

We expect to diversify our revenue base by licensing and selling HempTech related products and services by the end of 2014 and beyond.

Cost of Revenue and Gross Profit (Loss)

Product cost of revenue consists of third party product costs, including raw materials, component parts and associated freight, and normal yield loss in the period in which we recognize the related revenue. In addition, product cost of revenue may include compensation, benefits and stock-based compensation provided to our personnel, and overhead and other direct costs, which are recognized in the period in which we recognize the related revenue. Further, we recognize certain costs, including logistics costs, expenses for inventory obsolescence, warranty obligations, lower of cost or market adjustments to inventory, and amortization of intangibles, in the period in which they are incurred or can be reasonably estimated.

Service cost of revenue includes compensation and related costs for our yearly maintenance service delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation. In accordance with our accounting policies, we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred as described under "-Critical Accounting Policies and Estimates-Revenue Recognition."

Our gross profit (loss) varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and service costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses.

Sales and Marketing

Sales and marketing expense consists primarily of; compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead; marketing programs, including expenses associated with industry events and trade shows; and travel costs.

General and Administrative

General and administrative expense consists primarily of; compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead; and

fees paid for professional services, including legal, tax and accounting services.

RESULTS OF OPERATIONS

Revenues

Total revenue for three months ended September 30, 2014 and 2013 was $77,463 and $0.00,respectively, representing an increase of 100%. Substantially all revenue from 2014 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Total revenue for six months ended September 30, 2014 and 2013 was $77,772 and $0.00, respectively, representing an increase of 100%. Substantially all revenue from 2014 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 were approximately $336,588 and $43,986 respectively. The increase in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company’s start of operating activities.

Selling, general and administrative expenses for the six months ended September 30, 2014 and 2013 were approximately $503,499 and $185,004, respectively. The increase in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company’s start of operating activities.

Net Loss from Operations. For the quarter ended September 30, 2014 and 2013, we incurred net losses of $447,670 and $56,178, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $125,957 and $9,644 for the quarter ended September 30, 2014 and 2013, respectively. There were no write downs in 2014: however, impairments and write downs of certain assets occurred in 2014 and 2013, due to valuation assessments by management, incurring charges of approximately $25,338 and $31,538 respectively.

Net Loss from Operations. For the six months ended September 30, 2014 and 2013, we incurred net losses of $640,487 and $208,677, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $145,840 and $42,810, respectively. There were no write downs in 2014: however, impairments and write downs of certain assets occurred in 2014 and 2013, due to valuation assessments by management, incurring charges of approximately $25,338 and $31,538 respectively

Compensation and consulting expenses were $117,897 and $39,132 for the three months ended September 30, 2014 and 2013 respectively, Compensation and consulting expenses were $212,054 and $146,055 for the six months ended September 30, 2014 and 2013 respectively. The increases are due to the increase in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $285,787 in cash at September 30, 2014, and $60,047 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

Our critical accounting policies include:

Revenue Recognition. We recognize revenue from licensing our software upon the installation and acceptance of the software by customers in accordance with Statement of Position 97-2, Software Revenue Recognition. When a software sales arrangement includes rights to customer support, the portion of the license fee allocated to such support is recognized ratably over the term of the arrangement, normally one year. Revenue from professional services arrangements will be recognized in the month in which services are rendered over the term of the arrangement. We also recognize revenue from selling URVape vape pens and our THC and CBD testing kits calls, PersonalAnalytics when purchase orders received.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues. Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and/or mergers.

The Company is currently in merger or acquisition negotiations with entities which management believes to be key components of the solutions we envision. Management believes that acquisitions will be a catalyst for advancing the Company's existing technology and products to attain greater market share. Additionally, we are seeking capital financing for the purposes of furthering our plan of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

As of September 30, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter September 30, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K and for the first quarter June 31, 2014 filed with the Securities and Exchange Commission.

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

FutureWorld Corp.

Date: November 14, 2014	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Executive Officer

Date: November 14, 2014	By:	/s/ Charles J. O’Donnell
Charles J. O’Donnell, Principal Financial & Accounting Officer