Form 10-Q/A
period 2014-09-30
FUTUREWORLD CORP.
filed 2014-12-09
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   December 9, 2014

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

 Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

 Large accelerated filer  Accelerated filer  Non-accelerated filer ☑Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑No

NOTE: typo in filer category question was corrected.

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

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 1,900,000,000 shares authorized, and; 453,973,966 and 446,373,966 shares
issued and outstanding, respectively	45,397	44,637
Additional paid-in capital	5,417,699	4,647,567
Minority interest in subsidiary	0
Accumulated deficit	(6,711,968)	(6,063,422)
Total stockholders' equity	(1,248,872)	(1,371,218)

Total Liabilities and Stockholders' Equity	$523,023	$2,000

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$77,463	$-	$77,772	$-
Direct costs	37,352	-	37,534	-

Gross Profit	40,111	-	40,238	-

Operating expenses:
Salaries and benefits	128,446	39,132	230,282	146,055
Consulting	-	-	-	-
Professional fees	156,521	2,030	215,401	38,949
General and administrative	55,786	2,824	72,682	-
Amortization and depreciation	1,402	9,644	2,805	42,810
Total operating expenses	342,155	53,630	521,170	227,814

Other income (expense):
Interest expenses	(142,430)	(2,548)	(167,614)	(18,365)
Sale of assets, net		-		-
Total other (expense)	(142,430)	(2,548)	(167,614)	(18,365)

Loss from operations before income taxes	(444,474)	(56,178)	(648,546	(208,677)

Provision for income taxes	0	-	-	-

Loss from operations before minority interest	(444,474)	(56,178)	(648,546)	(208,677)

Minority Interest	0	-	-	-

Net loss	$(444,474)	$(56,178)	$(648,546	$(208,677)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	452,930,488	416,373,966	45,1544,458	416,373,966

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
For the six Months Ending

	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(648,546)	$(208,677)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	2.805	42,810
Stock based compensation	109,013	0
Amortization of debt discount	145,840	0
Changes in assets and liabilities:
Accounts receivable	(72,760)	-
Notes receivable	(60,785)
Inventory	(3,465)	-
Due from affiliate
Related party loans		(175,182)
Prepaid and other
Accounts payable	14,533	(1,922)
Accrued expenses	101,772	(76,848)
Net Cash (Used) Provided by Operating Activities	(411,593)	(419,819)

Cash flows from Investing Activities:
Other	(825)

Net Cash (Used) Provided by investing Activities	(825)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	770,000
Repayments of notes payable
Proceeds from sale of assets
Related party advances	(71,590)	175,182
Net Cash Provided (Used) by Financing Activities	698,410	175,182

Net increase/decrease in Cash	283,787	(244,637)

Cash at beginning of period	2,000	244,637

Cash at end of period	$285,787	$-

Supplemental cash flow information:
Interest paid	$0	$-
Taxes paid	$0	$-

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