Form 10-Q
period 2015-02-17
FUTUREWORLD CORP.
filed 2015-02-17
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   February 17, 2015

FUTUREWORLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3637 4th Street North, Saint Petersburg, Florida	33704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (727) 474-1816

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☒ Yes	☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[_]Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2014:

Common stock, par value $0.0001 per share	860,645,439
Other	None

FutureWorld Corp.

 Annual Report on Form 10-Q

For the Second Quarter Ended December 31, 2014

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

FUTUREWORLD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$150,794	$2,000
Accounts receivable	544,131	0
Related party receivables	—
Inventory	37,931	0
Note receivable	0	0
Total current assets	732,856	2,000

Property & equipment, net of accumulated - net	974
Intangible property, net of accumulated – net	94,169
Land	60,000
Deposits	2,205	0
Total Assets	$890,204	$2,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$47,343	$6,350
Accrued expenses	1,292,781	1,089,530
Notes Payable	520,574	0

Loans and notes payable, related parties	189,017	277,338
Total current liabilities	2,049,715	1,373,218

Notes payable to shareholder	0	0
Total liabilities	2,049,715	1,373,218

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 1,900,000,000 shares authorized, and; 453,973,966 and 446,373,966 shares
issued and outstanding, respectively	45,517	44,637
Additional paid-in capital	5,655,296	4,647,567
Minority interest in subsidiary	0
Accumulated deficit	(6,860,324)	(6,063,422)
Total stockholders' equity	(1,159,511)	(1,371,218)

Total Liabilities and Stockholders' Equity	$890,204	$2,000

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues	$362,416	$—	$440,188	$—
Direct costs	6,763	—	44,297	—

Gross Profit	355,653	—	395,891	—

Operating expenses:
Salaries and benefits	124,296	39,132	354,578	146,055
Consulting	—	—	—	—
Professional fees	44,071	1,180	259,472	38,949
General and administrative	199,086	—	271,768	—
Amortization and depreciation	112,304	9,870	115,109	42,810
Total operating expenses	479,757	50,182	1,000,927	190,312

Other income (expense):
Interest expenses	(43,892)	(2,548)	(211,506)	(18,365)
Sale of assets, net		—		—
Total other (expense)	(43,892)	(2,548)	(211,506)	(18,365)

Loss from operations before income taxes	(167,996)	(52,730)	(816,542)	(208,677)

Provision for income taxes	0	—	—	—

Loss from operations before minority interest	(167,996)	(52,730)	(816,542)	(208,677)

Minority Interest	0	—	—	—

Net loss	$(167,996)	$(52,730)	$(816,542)	$(208,677)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	465,934,785	416,373,966	454,417,158	416,373,966

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ending
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(816,542)	$(208,677)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	112,304	42,810
Stock based compensation	121,592	0
Amortization of debt discount	210,784	0
Changes in assets and liabilities:
Accounts receivable	(544,131)	—
Notes receivable	—
Inventory	(37,931)	—
Due from affiliate
Related party loans		(175,182)
Prepaid and other
Accounts payable	40,993	(1,922)
Accrued expenses	203,251	(76,848)
Net Cash (Used) Provided by Operating Activities	(709,680)	(419,819)

Cash flows from Investing Activities:
Other	(2,205)

Net Cash (Used) Provided by investing Activities	(2,205)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	949,000
Repayments of notes payable
Proceeds from sale of assets
Related party advances	(88,321)	175,182
Net Cash Provided (Used) by Financing Activities	860,679	175,182

Net increase/decrease in Cash	148,794	(244,637)

Cash at beginning of period	2,000	244,637

Cash at end of period	$150,794	$—

Supplemental cash flow information:
Interest paid	$0	$—
Taxes paid	$0	$—

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of December 31, 2014

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

NutraCann Labs Inc.

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

NutraCann Labs has sourced its own CBD oil from Europe. We are also developing plans to fund an overseas hemp cultivation project to provide a consistent and reliable supply to the United States and beyond. Currently, industrial hemp cultivation is legal in twenty countries around the world. NutraCann’s products are sold under the brand name “cbdessence” on CBDESSENCE.COM.

NutraCann Labs will process the CBD oils that will be sold through our online presence for retailing industrial hemp oil-based Cannabidiol (CBD) nutritional supplements, wellness and personal care products and vapable CBD oils. NutraCann Labs will market items such as CBD oil, CBD infused edibles & multiple hemp related items and cross market our vaporizers from URVape.com. NutraCann Labs will be featuring scientific grade hemp oil which is highly sought after around the world. We will sell already recognizable brands including our own brands and drive internet sales through ads, videos, social media and Search Engine Optimization.

The global Nutraceutical market is projected to be in excess of $200 billion by 2015 and the current US Nutraceutical and Dietary supplement market is valued at around $42 billion. CBDESSENCE.com and URCBDOil.com will be at the forefront of this massive marketplace with significant opportunities. Cannabinoids (non-psychoactive CBD) have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of a wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and auto-immune diseases.

Cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic events, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's, Parkinson's and HIV dementia. URCBDOil.com should be live by July 1, 2014 UPDATE). CBDESSENCE.com and URCBDOil.com will assist FutureWorld to generate positive cash flow for both URVape and our CBD oil and CBD infused products offered by NutraCann Labs.

CB Scientific, Inc.

CB Scientific, Inc. a wholly owned subsidiary based in Denver Colorado has developed new technologies specifically for cannabis analytics. Charles Steinburg, President of Herbal Synergy and Acting Vice President of CB Scientific Division, has been one of the main men behind gas chromatography testing in Colorado. Charles Steinberg’s credentials will prove to be an asset to CB Scientific He has been a judge at several High Times Cannabis Cups. CB Scientific introduced the first ever personal cannabinoid detection kits. These kits test all your products in-house and at your own convenience. These tests are quick, easy, and effective. CB Scientific’s new PERSONALANALYTICS THC & CBD detection kit is the first simple, quick and accurate consumer THC & CBD test which will give you’re an accurate reading of THC or CBD in any product you purchase, manufacture, or grow While many medical and recreational products are sold with cannabinoid levels listed, these numbers are often not representative of what is being sold.

URVape, Inc.

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

URVape was started to contribute to the current revolution, which has become an international phenomenon, known as the "Vaping" industry. URVape began test marketing OEM branded, off-the-shelf oil vaporizers, whose design and utility was well received, and which promulgated our first vendor agreement in the state of Colorado.

After studying the marketplace, with more than 466 vendors attempting to reach nicotine consumers, we recognized early on that there were unsupported claims and deficiencies in the products and e-liquids being sold. Product deficiencies were noted in the devices being used in combination with e-liquids, which, together could be producing harmful elements. Consequently, these elements are being inhaled as a result of heating the contents of the e-liquids, thereby producing potentially harmful changes to the initial ingredients. As a result, URVape has dedicated itself to providing products that are free of any substances which, when heated for vaping, could be harmful.

URVape has entered into an exclusive Non-disclosure/Non-compete contract with one of the foremost international vaping products manufacturers. Through our in-house Product Development personnel, and through the hiring of a consultant whose area of expertise is microbiology, specific to cannabis and vaping, we have developed two primary device changes that are being patented. These changes are designed to produce safe devices, built with safe materials, and to exact temperature specifications suited to a variety of e-liquids that we will bring to market.

We are also developing new methods of producing, packaging and flavoring a variety of e-liquids with the intention to provide consumers with happy, healthy and potentially curative products.

URVape’s plans include the installation of its own laboratory along with a "clean room" for production of its products. The goal is to become the market leader of safe vaping materials. To that end, URVape has Trademarked "SafeVape" for use in describing the technologies utilized in bringing both devices and e-liquids to the marketplace.

The E-cigarette, Cannabis and Herbal vaping industry is an ever growing and evolving industry. Business models need to be constantly adjusted and configured based on all moving parts. But we are fortunate to be part of this historical moment in time where consumers around the globe will finally have access to natural plant derivatives to enhance their health and enjoyment without the inherent side effects of synthetic medicines. URVape will be part of that historical moment creating technologies for the delivery of its specialized, researched products. With the decriminalization and legalization of cannabis for medicinal and recreational use in many states and countries throughout the world the adoption of electronic vaporizing by the world’s 1.2 Billion smokers - eCig or vaporizer market is the fastest market within the tobacco (free) industry and estimated to be a multi-billion dollar industry within a few years.

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

SmartNergy- offers tools to analyze every aspect of a cultivator’s energy usage. Being fully integrated with CaNNaLyTiX™, one can visualize energy consumption in real-time and track historical usage. The software’s predictive functionality also helps optimize energy use challenges proactively. We believe a cultivator’s huge electric bills can be scaled back when the entire grow is looked at as a complete and fully integrated operation.

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

FutureWorld has teamed up with American Green to brand the Zazzz Dispensary machine with the CaNNaBoX™ logo and distribute the product across the United States and possibly worldwide. Presently the Zazzz machine presented by American Green, which is first to the market, MedBox Inc.’s machine, and a vending machine product by Endexx Corp also distribute the product. The model for FutureWorld is to bring 1500 units to market within a couple years in accordance with our JV goals alongside American Green and its Zazzz machine.

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

HempTech has also signed an agreement with Colorado Flower Company to provide turnkey state-of-the-art technology for their grow facility which is being built on our land in Colorado. The contract calls for $1.5M and the technology is leased at $190K per month for five years.

FutureLand Properties, LLC.

On October 06, 2014, the Company has formed a 100% owned subsidiary: Futureland Properties, LLC in the state of Colorado. FutureLand’ s primary purpose is to purchase properties for lease back or lease to Hemp farmers and medical cannabis growers. Futureland Properties purchased a 240 acres of agricultural land in the southern Colorado. FutureLand Properties, LLC, closed on 237 acres in southern Colorado on October 30th, 2014 for the purpose of leasing to licensed Cannabis and Hemp growers. The decision was made based on increased demand for medical and recreational cannabis and loosening of some restrictions in Colorado. We believe the future of cannabis grows will belong to large state-of-the-art facilities much like agricultural industry. In Colorado and other legal states, only few large cannabis grow facilities will remain which would allow for easier supervision and administration by the State and Federal government.

On December 5, 2014, the Company announces the completion of a Commercial Lease Agreement effective 1st day of December, 2014 by and between FutureLand Properties, LLC, a Colorado corporation ("Landlord") and Colorado Flower Company, LTD. ("Tenant"). FutureLand is the owner of land and improvements commonly known as TWP 27 RNG 68 SEC 25: NE4NW4 LESS 3

ACRES FOR RIGHT OF WAY TOTAL ACRES 37, La Vita Colorado 81011 (hereinafter the "Property"). FutureLand will be the owner of a 14,940 square foot greenhouse and any other structures to be constructed/situated on the Property. The greenhouse and land may be collectively referred to hereinafter as the "Leased Premises.". This Commercial Lease Agreement is for five (5) years and FutureLand shall also grant to the Tenant additional three (3) years options to renew this Commercial Lease at Tenant's sole discretion.

The Company is to finance and build 2000+ plant cannabis cultivation greenhouse for Colorado Flower Company on a 37 acres property owned by the Company. This large cultivation facility will be one of many on the same property. Company is also to provide high tech automation solutions to control all processes in the greenhouses based on HempTech's state-of-the-art technologies.

The Company (through separate agreements with HempTech and CB Scientific) will provide greenhouse, processing equipment, Spider Security Technology, SmartSense, SmartNergy, CaNNaLyTiX, and growing/laboratory equipment located on the Property provided by HempTech Corp and CB Scientific. HempTech Corp., a FutureWorld Corp. subsidiary, will supply Spider Security Technology, SmartSense, SmartNergy and CaNNaLyTiX. CB Scientific, a FutureWorld Corp. subsidiary, will supply all testing and laboratory equipment to the Grow.

The master lease agreement calls for $575,000 monthly lease payments for the land, the greenhouse and the technology for five years.

FutureLand Properties only leases the land, infrastructure and technologies. It does not grow or sell or distribute any products that are in violation of the United States Controlled Substances Act (US.CSA).

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended December 31, 2014 and 2013: (b) the financial position at December 31, 2014 and March 31, 2014 and (c) cash flows for the three and nine months ended December 31, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly owned subsidiaries, URVape, Inc., HempTech Corp., CB Scientific, FutureLand Properties, LLC and MedTest Inc.

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
As of December 31, 2014 and March 31, 2014, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Inventory

Inventory consists of finished product, URVape electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing, PersonalAnalytics testing kits that are also valued at the lower of cost or market valuation under the first-in, first-out method of costing and CBD bulk oil that are also valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2014 and March 31, 2014.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives. The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at December 31, 2014 and March 31, 2014.

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

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended December 31, 2014 and 2013 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2013 based on the grant date fair value estimated.

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

3.  Going Concern

For the quarter ended December 31, 2014, the Company incurred a net loss of $167,996 and a cumulative net loss since inception of $6,680,324.  As of December 31, 2014, the Company had cash of $150,794 and working capital deficit of $1,099,308 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of December 31, 2014 and March 31, 2014 consists of the following:

	December 31, 2014	March 2014

Computer equipment	$1539-	$-
Furniture and fixtures	0-	-
	-	-
Accumulated depreciation	565-	-
Net	$974-	$-

5.   Intangibles

On May 2, 2014, the Company acquired the assets of MedTest, Inc., including Product Technology for 5,000,000 shares of Common Stock valued at $100,000.  FutureWorld also acquired certain Trademarks from HempTech Corp., URVape, Inc., and CB Scientific, Inc. for in April of 2014 valued at $825. The useful lives of the Product Technology and Trademarks have been evaluated to have a useful life of 15 years and are being amortized accordingly per the financial statements. For the three and nine months ended December 31, 2014, the amortization expense for intangible assets was $6,726 and $9,531, respectively.

	December 31, 2014	March 31, 2014

HempTech Product Technology	$102,875	$-
Trademarks	825	-
	-	-
Accumulated Amortization	(9,531)	-
Intangibles, Net	$94,169	$-

6.     Stock Options and Awards

The company currently has agreements with certain employees that offer stock options and stock awards. The company is valuing stock options and stock awards using Black-Scholes and currently amortizing over the vesting periods. For the three and nine months ended December 31, 2014 the company has amortized $27xxx and $22xxx, respectively. Options and Shares are expected to vest in accordance with the following schedule:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, March 31, 2014	0	0
Granted	8,350,000	37,500	$0	$ 0.0262	3.46 yrs

	0	0
Forfeited	0
Options, December 31, 2014	8,350,000	37,500

Option Expense for the three and nine months ended was $17,951 and $33,235, respectively.

	Awards	Awards
	Outstanding	Vested
Options, March 31, 2014	0	0
Granted	4,600,000	0
Exercised	0	0
Forfeited	0	0
Options, December 31, 2014	4,600,000	0

Stock Awards Expense for the three and nine months ended was $8,164 and $15,778, respectively.

7.  Accrued Expenses

Accrued expenses at December 31, 2014 and March 31, 2014 were as follows:

	December 31, 2014	March 31, 2014
Accrued salaries and payroll taxes	$1,154,172	$1,030,071

Accrued interest	138,609	59,4590
Accrued penalties		-
	$1,292,781	$1,089,530

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At December 31, 2014 and March 31, 2014, the balance due to Mr. Talari on this Promissory Note is $205,748 and $299,118 respectively, and the accrued interest thereon at December 31, 2014 and March 31, 2014 is $67,511 and $45,048 respectively.

 9. Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company’s Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $9,371 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees. The balance of accrued salaries payable to Mr. Talari is $1,096,393 and $900,733 as of December 31, 2014 and 2013 respectively.

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

11. Stockholders’ Equity

Preferred Stock: The Company has 100,000,000 shares of $0.0001 par value stock Authorized. No shares have been issued or are outstanding as of December 31, 2014.

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

On August 29, 2014, 1,600,000 shares were issued in exchange for Services for $41,000

As of December 31, 2014, there were 453,973,966 shares of common stock were issued and outstanding.

12. Subsequent Events

On January 20, 2015, the Company enters into a Commercial Lease Agreement between FutureLand Properties, LLC, a Colorado corporation ("Landlord") and GPS La Vita, Inc. ("Tenant"). FutureLand is the owner of the land LOT 19, PHASE 1, MAJORS RANCH, ACCORDING TO Plat Map No. 343, recorded April 30, 1995 in Pocket 7, Folder 3, Plat Map No. 351, recorded August 26, 1995 at Pocket 7, Folder 3, Plat Map No. 355, recorded September 29, 1995 at Pocket 7, Folder 3, Plat Map No. 392, recorded December 31, 1996 at Reception No. 327236, ACCORDING TO THE RECORDS OF THE CLERK AND RECORDER FOR HUERFANO COUNTY, COLORADO, La Vita Colorado 81011 (hereinafter the "Property"). FutureLand will lease out five (5) acres of the 200 Acres to GPS La Vita, Inc. The Commercial Lease Agreement is for five (5) years and FutureLand shall also grant to the Tenant additional (3) 5-year options to renew this Commercial Lease at Tenant's sole discretion. The Commercial Lease Agreement calls for $50,000 for leased Acres per month ($10,000 per Acre per month) for the term of the lease.

The company will be obligated to buy back any and all improvements on the property within 36 months of operations at cost plus cumulative 10% cost of funds per annum. GPS shall have first right of refusal to participate in future grows on the property.

The Company is in the process of selling all assets of HempTech to a public company. The company has also in the process of filing an S1 for URVape and CB Scientific.

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

Overview

FutureWorld (Other OTC: FWDG), a Delaware corporation, is a leading provider of advanced technologies and solutions to the global cannabis industry. FutureWorld, together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of cannabis related products and services, such as industrial Hemp. FutureWorld, through its subsidiaries, provides personal and professional THC and CBD test kits, pharmaceutical grade CBD oil solutions, SafeVape vaporizers, smart sensor technology, communication network, surveillance security, data analysis for smart cultivation and consultation for the industrial hemp and legal medicinal cannabis. Our wireless agricultural smart sensor networks offer precision to the agriculture, irrigation systems, and greenhouses for the global cannabis and hemp industry. FutureWorld and its subsidiaries do not grow, distribute or sell marijuana.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies.

Revenue

Currently, we derived all of our revenue from sales of URVape vaporizer pens, PersonalAnalytics test kits, FutureLand land lease agreement and selling our CBD oil under “CBDESSENCE”. In 2014, lease and product revenue represented 100% of our total revenue.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for three months ended December 31, 2014 and 2013 was $362,416 and $0.00, respectively, representing an increase of 100%. Substantially all revenue from 2014 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Total revenue for nine months ended December 31, 2014 and 2013 was $440,188 and $0.00, respectively, representing an increase of 100%. Substantially all revenue from 2014 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape, PersonalAnalytics test kits and our land lease. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended December 31, 2014 and 2013 were approximately $367,453 and $40,312 respectively. The increase in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company’s start of operating activities.

Selling, general and administrative expenses for the nine months ended December 31, 2014 and 2013 were approximately $885,818 and $147,502, respectively. The increase in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company’s start of operating activities.

Net Loss from Operations. For the quarter ended December 31, 2014 and 2013, we incurred net losses of $167,996 and $52,730, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $112,304 and $9,870 for the quarter ended December 31, 2014 and 2013, respectively. There were no write downs in 2014: however, impairments and write downs of certain assets occurred in 2014 and 2013, due to valuation assessments by management, incurring charges of approximately $25,338 and $31,538 respectively.

Net Loss from Operations. For the nine months ended December 31, 2014 and 2013, we incurred net losses of $816,542 and $208,677, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $115,109 and $42,810, respectively. There were no write downs in 2014: however, impairments and write downs of certain assets occurred in 2014 and 2013, due to valuation assessments by management, incurring charges of approximately $25,338 and $31,538 respectively

Compensation and consulting expenses were $124,296 and $39,132 for the three months ended December 31, 2014 and 2013 respectively, Compensation and consulting expenses were $354,578 and $146,055 for the nine months ended December 31, 2014 and 2013 respectively. The increases are due to the increase in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $150,794 in cash at December 31, 2014, and $60,047 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

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

The Company is currently in the final stages of selling all the assets of HempTech Corp to a publicly traded company. Management believes that acquisitions will be a catalyst for advancing the Company's existing technology and products to attain greater market share. Additionally, we are seeking capital financing for the purposes of furthering our plan of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

As of December 31, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K and for the third quarter December 31, 2014 filed with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

We are in the process of spinning-off one of our subsidiary; URVape Inc. We have chosen resources to file the appropriate filings with SEC shortly. Another subsidiary will be spun off shortly after the completion of URVape Inc. We may bypass the S1 filing through reverse merger with another public company. We are selling 100% of the assets of HempTech Corp to a publicly traded company.

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

FutureWorld Corp.

Date: February 17, 2015	By:	/s/ Sam Talari
Saeed (Sam) Talari, Principal Executive Officer

Date: February 17, 2015	By:	/s/ Charles J. O’Donnell
Charles J. O’Donnell, Principal Financial & Accounting Officer