Form 10-K
period 2015-03-31
FUTUREWORLD CORP.
filed 2015-08-12
CIK 1273988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 7th 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of  March 31, 2015:

Common stock, par value $0.0001 per share	731,525,768
Other	None

•
Note            This 10K does not include audited financials. Our previous Auditors unexpectedly, closed the operations, given us no time to effectively prepare for a new auditor. We are working diligently to remedy this situation by working with new auditors to complete a 10K with audited financials.

FutureWorld Corp.
 Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2015

Index

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:
NONE

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," "estimates" or similar language, and among other things:  (i) events that may occur in the future, (ii) implementation of our business model; development and marketing of our products and services and (iii) prospects for revenues and profitability.  All forward-looking statements included in this document are based on information available to us on the date hereof.  We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties.  Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

PART I
Item 1.  Business

Background information

OUR HISTORY

"We", "us", "our" and "FutureWorld" refer to FutureWorld Corp., a Delaware corporation.

The history of our incorporation and our ownership, in chronological order, is as follows:

●	We were incorporated in Delaware on July 22, 2002.
●	On June 11, 2014, the Company changed its name to FutureWorld Corp from FutureWorld Inc.

Current Operations

The address of our executive offices is:  3637 4th Street North, Saint Petersburg, FL 33704 and our telephone number at that address is 727-474-1816. The address of our web site is www.futureworldcorp.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

FutureWorld (FWDG), a Delaware corporation, is a leading provider of advanced technologies and solutions to the global cannabis industry. FutureWorld, together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of cannabis related products and services, such as industrial Hemp. FutureWorld, through its subsidiaries, provides personal and professional THC and CBD test kits, pharmaceutical grade CBD oil solutions, SafeVape vaporizers, smart sensor technology, communication network, surveillance security, data analysis for smart cultivation and consultation for the industrial hemp and legal medicinal cannabis. Our wireless agricultural smart sensor networks offer precision to the agriculture, irrigation systems, and greenhouses for the global cannabis and hemp industry. FutureWorld and its subsidiaries do not grow, distribute or sell marijuana.

As the only Cannabis Technology Accelerator, FutureWorld will incubate and fund leading technologies, products, and services for Cannabis industry (Industrial Hemp) for foreseeable future; bringing value to its core and its shareholders.
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

Index
We currently provide multiple products that supply the burgeoning cannabis industry. The "picks and shovel" business model capitalizes of selling enterprises associated with the Industrial Hemp and Medical Cannabis industries products that are essential in their success. Our products solve long standing problems in cultivation, processing, and retail sales for industrial hemp and medical cannabis. The following divisions will continue to delve even further into purchasing existing products or developing brand new products as the wholesale and retail space continues to evolve.  In addition, one primary focus is to manufacture, market, and sell products containing hemp derived CBD oil. We are invested in the following portfolio companies as subsidiaries;
NutraCann Labs, Inc, - CB Scientific, Inc, - URVape, Inc, - HempTech Corp. - FutureLand Corp. - Bioceudical Sciences
NutraCann Labs Inc.
CBD Oil- CBD is one of at least 60 cannabinoids found in hemp, and is non-psychoactive.  The Cannabidiol "CBD" is a compound in cannabis that has significant medical effects, but does not make people feel "high" and can actually counter the psychoactive effects of THC. The reduced psychotropic of CBD-rich cannabis makes it an appealing treatment option for patients seeking anti-inflammatory, anti-pain, anti-anxiety, anti-psychotic, and/or anti-spasm effects without disconcerting lethargy.  Scientific and clinical studies underscore CBD's potential as a treatment for a wide range of conditions, including rheumatoid arthritis, diabetes, alcoholism, MS, chronic pain, schizophrenia, PTSD, antibiotic-resistant infections, epilepsy, and other neurological disorders. CBD has demonstrated neuro-protective and neurogenic effects, and its anti-cancer properties are currently being investigated at several academic research centers in the United States and elsewhere.
The present usage for CBD oil in the United States is estimated to be approximately 1,000-2,000 Kilograms a year and growing and with a yearly value of around $200,000,000. Currently, the apparent current competitors are; CannVest, Inc. and Medical Marijuana, Inc., which own portions of each other's companies, are the primary supplier of CBD oil in the United States. They supply the product in bulk to affiliate distributors and sell it retail in plastic tubes that are refined up to three levels. Real Scientific Hemp Oil™ is their trademark name.
NutraCann Labs has sourced its own CBD oil from Europe. We are also developing plans to fund an overseas hemp cultivation project to provide a consistent and reliable supply to the United States and beyond. Currently, industrial hemp cultivation is legal in twenty countries around the world. NutraCann's products are sold under the brand name "cbdessence" on CBDESSENCE.COM.
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
CB Scientific, Inc.
CB Scientific, Inc. a wholly owned subsidiary based in Denver Colorado has developed new technologies specifically for cannabis analytics. Charles Steinburg, President of Herbal Synergy and Acting Vice President of CB Scientific Division, has been one of the main men behind gas chromatography testing in Colorado. Charles Steinberg's credentials will prove to be an asset to CB Scientific He has been a judge at several High Times Cannabis Cups.  CB Scientific introduced the first ever personal cannabinoid detection kits. These kits test all your products in-house and at your own convenience. These tests are quick, easy, and effective. CB Scientific's new PERSONALANALYTICS THC & CBD detection kit is the first simple, quick and accurate consumer THC & CBD test which will give you're an accurate reading of THC or CBD in any product you purchase, manufacture, or grow   While many medical and recreational products are sold with cannabinoid levels listed, these numbers are often not representative of what is being sold.

Index
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
URVape's plans include the installation of its own laboratory along with a "clean room" for production of its products. The goal is to become the market leader of safe vaping materials. To that end, URVape has Trademarked "SafeVape" for use in describing the technologies utilized in bringing both devices and e-liquids to the marketplace.
The E-cigarette, Cannabis and Herbal vaping industry is an ever growing and evolving industry. Business models need to be constantly adjusted and configured based on all moving parts. But we are fortunate to be part of this historical moment in time where consumers around the globe will finally have access to natural plant derivatives to enhance their health and enjoyment without the inherent side effects of synthetic medicines. URVape will be part of that historical moment creating technologies for the delivery of its specialized, researched products. With the decriminalization and legalization of cannabis for medicinal and recreational use in many states and countries throughout the world the adoption of electronic vaporizing by the world's 1.2 Billion smokers - eCig or vaporizer market is the fastest market within the tobacco (free) industry and estimated to be a multi-billion dollar industry within a few years.
HempTech Corp:
HempTech Corp has several products available specifically geared to helping cultivators of industrial hemp and medical cannabis maximum yields while helping to control costs. CaNNaLyTiX™ , SPIDer™, SmartSense™ ,Smart.NRG™ , and CaNNaTRAK™.
CaNNaLyTiX™ "A picture is worth a thousand words" and being able to visualize all the various aspects of a cultivation enterprise solves challenges before they become problems. CaNNaLyTiX™ is a dashboard controller system that allows the various computer systems to be integrated throughout a cultivator's infrastructures. Using state-of –the-art API connecting software packages, CaNNaLyTiX™ can allow all computer systems to be monitored with the ease of a smartphone app and the robust hardware of integrated servers or cloud-based application.
CaNNaTRAK™- the next generation of barcode & RFID tracking systems for keeping pace with the extensive demands of seed to sale tracking of Hemp/Cannabis for state compliance.  We are currently developing "game changer" modifications that will make it the ultimate software system in the industry.  CannaTRAK's Asset Tracking Management Software automates the major aspects of the Asset Life Cycle. The Product suite is made up of modules, which are able to operate independently of one another, are able to be configured to work together, or to be integrated with non-native applications. CaNNaTRAK™ software easily tracks assets using bar coding, radio frequency (RFID), imaging, and wireless technologies. CaNNaTRAK™ software is designed under the client/server architecture, is multi-user and menu-driven following industry-standard MS Windows protocols and graphical user interfaces. CaNNaTRAK™ applications are compatible with MS Windows XP, Vista, Windows 7 & 8.1 operating systems and with SQL Server 2008 through 2013.

Index
CaNNaTRAK's mobile information applications are compatible with Windows Mobile devices and are tightly integrated with; bar coding, RFID, GPS, imaging, biometrics and wireless technologies.  Due to the State law, legal governance, compliance and tax reasons, we believe CaNNaTRAK™ will be an invaluable tool for legal compliance and profitability from growers to dispensers of the legal medicinal marijuana. Over the past decade, 22 states have approved the use of medicinal marijuana. Medicinal marijuana has become an alternative to traditional treatments for patients with clinical diseases such as cancer and HIV/AIDS. The medicinal marijuana market is estimated to be valued in the billions of dollars initially and may provide hundreds of millions of dollars tax revenue for the state's tax coffers.
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
SmartNergy- offers tools to analyze every aspect of a cultivator's energy usage. Being fully integrated with CaNNaLyTiX™, one can visualize energy consumption in real-time and track historical usage. The software's predictive functionality also helps optimize energy use challenges proactively. We believe a cultivator's huge electric bills can be scaled back when the entire grow is looked at as a complete and fully integrated operation.
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

Index
FutureWorld has teamed up with American Green to brand the Zazzz Dispensary machine with the CaNNaBoX™ logo and distribute the product across the United States and possibly worldwide.  Presently the Zazzz machine presented by American Green, which is first to the market, MedBox Inc.'s machine, and a vending machine product by Endexx Corp also distribute the product. The model for FutureWorld is to bring 1500 units to market within a couple years in accordance with our JV goals alongside American Green and its Zazzz machine.
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
FutureLand Corp.
On October 06, 2014, the Company has formed a 100% owned subsidiary: FutureLand Properties, LLC in the state of Colorado. FutureLand's primary purpose is to purchase properties for lease back or lease to Hemp farmers and medical cannabis growers. FutureLand Properties purchased a 240 acres of agricultural land in the southern Colorado. FutureLand Properties, LLC, closed on 237 acres in southern Colorado on October 30th, 2014 for the purpose of leasing to licensed Cannabis and Hemp growers. The decision was made based on increased demand for medical and recreational cannabis and loosening of some restrictions in Colorado. We believe the future of cannabis grows will belong to large state-of-the-art facilities much like agricultural industry. In Colorado and other legal states, only few large cannabis grow facilities will remain which would allow for easier supervision and administration by the State and Federal government.
FutureLand Corp. (FUTL), is a leading provider of strategic real estate investment and grow facilities and solutions to the global cannabis industry. FutureLand merged with Aegea Inc in March 2015 and have gone through the process of getting new ticker symbol established and approved through FINRA and became a public company. We believe this will be a real boon for shareholders as we expect great things from FutureLand Corp. in the not too distant future. We are also in the process of clearing the S1 for filing with SEC. Initial documentation is the substantial part of the process. FutureLand has been very busy building a sustainable business plan and laying the groundwork for an incredible and productive year.
Recent Company Events
On October 17th, 2014, Mr. Cameron Cox was selected as CEO of FutureLand Properties, LLC. Company's initial land and property acquisition strategy will be geared toward negotiating, leasing or acquiring hemp farms and legal medical marijuana dispensary locations nationwide. Negotiating property locations for Hemp farming and, especially, medical marijuana dispensaries with quality control-labs will be a key factor in success. With thousands of dispensaries popping up nationwide and thousands of acres of land that will be earmarked for hemp farming, the Company sees great opportunity to be part of the land or location deal transactions.
On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado.

Index
In connection with the Exchange Agreement, the Company issued an aggregate of 27,845,280 shares of its common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

In May 2015, the Company changed its name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of the Company's common stock.

As of the date of this report, certain required actions have been taken by the parties such as change in management and the issuance of 27,845,280 common shares as discussed above and such Exchange Agreement is binding on the parties with closing subject to the completion of remaining actions. Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

On January 1, 2015, Mr. John Verghese was elected as the CEO of HempTech Corp.
On January 1, 2015, Mr. Terry Gardner was elected as the VP of development of HempTech Corp.
On March 28st, 2015, the Company has terminated Mr. Bill Short as then CEO of CB Scientific. The company has also initiated a law suit against Mr. Short for breach of contract and fraud.
Our Strategy

Our strategic plan consists of the following:

1.	Continued expansion of our worldwide network of hemp farmers.
2.	Establish the infrastructure to grow hemp domestically in accordance with federal and state law
3. Continue to develop our product offerings containing natural, hemp-based CBD.
4.	Continue research and development to characterize additional cannabinoids to drive continued product development.
5.	Continue to develop our manufacturing process on our CBD and THC test kits and seek patent protections for our unique processes.
6.	Evaluate strategic acquisitions

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

Hemp is a cousin to marijuana as both are classified under the same biological category of Cannabis L Sativa. The basic difference between the two is that marijuana has significant amounts of tetrahydrocannabinoil (THC) (5–20%), a psychoactive ingredient; whereas hemp has virtually no THC (less than 0.3%). This 0.3% THC in hemp is not high enough to provide the colloquial "high" to support recreational usage. Typical marijuana ranges from 5–20% THC for psychoactive usage. Canada, China and the United Kingdom are examples of major industrialized countries that have grown hemp responsibly and thrived from their endeavors.

Index
Changes in the Law and Development Programs

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp "in states that permit the growth or cultivation of hemp."

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today only has a few outlets in mainstream commercial and retail stores. However, we believe that as awareness grows for the "green," environmentally-friendly products derived from hemp\cannabis, the industry will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp\cannabis.

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

We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of July 14, 2015, the Company is preparing to file five patents applications with USPTO. Patent applications will be a combination of Utility and Design patent applications that provide coverage around certain core Company technology. If issued, Design patents provide protection for 15 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-Provisional application filing date. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

Research and Development

We opened a laboratory facility in Denver, Colorado in May 2014. Our lab specializes in process development and product testing. We incurred research and development expenses of $ 57,509.05 at the time of this document. We opened another lab at our location in Saint Petersburg, FL in January 2015. The lab, Bioceutical Sciences, is a new avant-garde laboratory, professionally run production, formulation, and analytics lab working on their ISO/IEC 17025:9001 and CGMP certifications to establish themselves as one of the most premier cannabis related research and production labs in the country. A well-seasoned team mentored by some of the most prominent cutting-edge scientists from around the world will be bringing these and many more processes to the fore:

Index
•	Water-soluble Cannabidiol
•	Convergence, high pressure liquid, gas, and thin layer chromatography methods
•	Mass Spectrometry (molecular mass)
•	Liposomal formulations
•	Electron microscopy (SEM and TEM)
•	Supercritical extraction and chromatography
•	Research consultation

Currently Bioceutical Sciences(TM) manufactures, designs, processes and develops the following:

•	(Hemp) CBD oil testing and analytics
•	Raw (Hemp) CBD oil
•	Processed (Hemp) CBD oil with multi-variation in strength and quality
•	(Hemp) CBD oil formulations such as Vapes, Tinctures, Pills, Capsules, Edibles, and custom formulations for nutraceutical companies
•	Bioceutical Sciences(TM) products and services are also available as Private label to retailers, wholesalers and distributors worldwide.

Bioceutical Sciences(TM) has also been instrumental in developing unique products for CB Scientific, and URVape and will continue to do so in the foreseeable future.

Source and Availability of Raw Materials for CBD Oil

The Company looks to receive raw materials from several suppliers during 2014 and 2015. The Company is making arrangements with multiple suppliers which are expected to meet the projected needs for materials for the upcoming years.

Government Regulation

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp "in states that permit the growth or cultivation of hemp."

Government Patent on Cannabinoids

Government Regulation as antioxidants and neuroprotectants – Abstract

Cannabinoids have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and autoimmune diseases. The cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic insults, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's disease, Parkinson's disease and HIV dementia. Non-psychoactive cannabinoids, such as cannabidoil, are particularly advantageous to use because they avoid toxicity that is encountered with psychoactive cannabinoids at high doses useful in the method of the present invention. A particular disclosed class of cannabinoids useful as neuroprotective antioxidants is formula (I) wherein the R group is independently selected from the group consisting of H, CH.sub.3, and COCH.sub.3. ##STR1##.

MISSION STATEMENT

FutureWorld Corp will seek out and capitalize on companies that have developed or, are developing; disruptive technologies in Hemp/Cannabis science thereby creating several subsidiary companies that will dominate their sector.

Index
Business Summary

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

We currently provide multiple products that supply the burgeoning cannabis industry. The "picks and shovel" business model capitalizes of selling enterprises associated with the Industrial Hemp and Medical Cannabis industries products that are essential in their success. Our products solve long standing problems in cultivation, processing, and retail sales for industrial hemp and medical cannabis. The following divisions will continue to delve even further into purchasing existing products or developing brand new products as the wholesale and retail space continues to evolve.  In addition, one primary focus is to manufacture, market, and sell products containing hemp derived CBD oil. We are invested in the following portfolio companies as subsidiaries;
NutraCann Labs Inc.
CBD Oil- CBD is one of at least 60 cannabinoids found in hemp, and is non-psychoactive.  The Cannabidiol "CBD" is a compound in cannabis that has significant medical effects, but does not make people feel "high" and can actually counter the psychoactive effects of THC. The reduced psychotropic of CBD-rich cannabis makes it an appealing treatment option for patients seeking anti-inflammatory, anti-pain, anti-anxiety, anti-psychotic, and/or anti-spasm effects without disconcerting lethargy.  Scientific and clinical studies underscore CBD's potential as a treatment for a wide range of conditions, including rheumatoid arthritis, diabetes, alcoholism, MS, chronic pain, schizophrenia, PTSD, antibiotic-resistant infections, epilepsy, and other neurological disorders. CBD has demonstrated neuro-protective and neurogenic effects, and its anti-cancer properties are currently being investigated at several academic research centers in the United States and elsewhere.
The present usage for CBD oil in the United States is estimated to be approximately 1,000-2,000 Kilograms a year and growing and with a yearly value of around $200,000,000. Currently, the apparent current competitors are; CannaVest, Inc. and Medical Marijuana, Inc., which own portions of each other's companies, are the primary supplier of CBD oil in the United States. They supply the product in bulk to affiliate distributors and sell it retail in plastic tubes that are refined up to three levels. Real Scientific Hemp Oil™ is their trademark name.
NutraCann Labs has sourced its own CBD oil from Europe. We are also developing plans to fund an overseas hemp cultivation project to provide a consistent and reliable supply to the United States and beyond. Currently, industrial hemp cultivation is legal in twenty countries around the world. NutraCann's products are sold under the brand name "cbdessence" on CBDESSENCE.COM.
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

Index
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
CB Scientific, Inc.
CB Scientific, Inc. a wholly owned subsidiary based in Denver Colorado has developed new technologies specifically for cannabis analytics. Charles Steinburg, President of Herbal Synergy and Acting Vice President of CB Scientific Division, has been one of the main men behind gas chromatography testing in Colorado. Charles Steinberg's credentials will prove to be an asset to CB Scientific He has been a judge at several High Times Cannabis Cups.  CB Scientific introduced the first ever personal cannabinoid detection kits. These kits test all your products in-house and at your own convenience. These tests are quick, easy, and effective. CB Scientific's new PERSONALANALYTICS THC & CBD detection kit is the first simple, quick and accurate consumer THC & CBD test which will give you're an accurate reading of THC or CBD in any product you purchase, manufacture, or grow   While many medical and recreational products are sold with cannabinoid levels listed, these numbers are often not representative of what is being sold.
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
URVape's plans include the installation of its own laboratory along with a "clean room" for production of its products. The goal is to become the market leader of safe vaping materials. To that end, URVape has Trademarked "SafeVape" for use in describing the technologies utilized in bringing both devices and e-liquids to the marketplace.
The E-cigarette, Cannabis and Herbal vaping industry is an ever growing and evolving industry. Business models need to be constantly adjusted and configured based on all moving parts. But we are fortunate to be part of this historical moment in time where consumers around the globe will finally have access to natural plant derivatives to enhance their health and enjoyment without the inherent side effects of synthetic medicines. URVape will be part of that historical moment creating technologies for the delivery of its specialized, researched products. With the decriminalization and legalization of cannabis for medicinal and recreational use in many states and countries throughout the world the adoption of electronic vaporizing by the world's 1.2 Billion smokers - eCig or vaporizer market is the fastest market within the tobacco (free) industry and estimated to be a multi-billion dollar industry within a few years.

Index
HempTech Corp:
HempTech Corp has several products available specifically geared to helping cultivators of industrial hemp and medical cannabis maximum yields while helping to control costs. CaNNaLyTiX™ , SPIDer™, SmartSense™ ,Smart.NRG™ , and CaNNaTRAK™.
CaNNaLyTiX™ "A picture is worth a thousand words" and being able to visualize all the various aspects of a cultivation enterprise solves challenges before they become problems. CaNNaLyTiX™ is a dashboard controller system that allows the various computer systems to be integrated throughout a cultivator's infrastructures. Using state-of –the-art API connecting software packages, CaNNaLyTiX™ can allow all computer systems to be monitored with the ease of a smartphone app and the robust hardware of integrated servers or cloud-based application.
CaNNaTRAK™- the next generation of barcode & RFID tracking systems for keeping pace with the extensive demands of seed to sale tracking of Hemp/Cannabis for state compliance.  We are currently developing "game changer" modifications that will make it the ultimate software system in the industry.  CannaTRAK's Asset Tracking Management Software automates the major aspects of the Asset Life Cycle. The Product suite is made up of modules, which are able to operate independently of one another, are able to be configured to work together, or to be integrated with non-native applications. CaNNaTRAK™ software easily tracks assets using bar coding, radio frequency (RFID), imaging, and wireless technologies. CaNNaTRAK™ software is designed under the client/server architecture, is multi-user and menu-driven following industry-standard MS Windows protocols and graphical user interfaces. CaNNaTRAK™ applications are compatible with MS Windows XP, Vista, Windows 7 & 8.1 operating systems and with SQL Server 2008 through 2013.
CaNNaTRAK's mobile information applications are compatible with Windows Mobile devices and are tightly integrated with; bar coding, RFID, GPS, imaging, biometrics and wireless technologies.  Due to the State law, legal governance, compliance and tax reasons, we believe CaNNaTRAK™ will be an invaluable tool for legal compliance and profitability from growers to dispensers of the legal medicinal marijuana. Over the past decade, 22 (any change since November elections?)states have approved the use of medicinal marijuana. Medicinal marijuana has become an alternative to traditional treatments for patients with clinical diseases such as cancer and HIV/AIDS. The medicinal marijuana market is estimated to be valued in the billions of dollars initially and may provide hundreds of millions of dollars tax revenue for the state's tax coffers.
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

Index
SmartNergy- offers tools to analyze every aspect of a cultivator's energy usage. Being fully integrated with CaNNaLyTiX™, one can visualize energy consumption in real-time and track historical usage. The software's predictive functionality also helps optimize energy use challenges proactively. We believe a cultivator's huge electric bills can be scaled back when the entire grow is looked at as a complete and fully integrated operation.
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
FutureWorld has teamed up with American Green to brand the Zazzz Dispensary machine with the CaNNaBoX™ logo and distribute the product across the United States and possibly worldwide.  Presently the Zazzz machine presented by American Green, which is first to the market, MedBox Inc.'s machine, and a vending machine product by Endexx Corp also distribute the product. The model for FutureWorld is to bring 1500 units to market within a couple years in accordance with our JV goals alongside American Green and its Zazzz machine.
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
FutureLand Corp.
On October 06, 2014, the Company formed a 100% owned subsidiary: FutureLand Properties, LLC in the state of Colorado. FutureLand's primary purpose is to purchase properties for lease back or lease to Hemp farmers and medical cannabis growers. FutureLand Properties purchased a 240 acres of agricultural land in the southern Colorado. FutureLand Properties, LLC, closed on 237 acres in southern Colorado on October 30th, 2014 for the purpose of leasing to licensed Cannabis and Hemp growers. The decision was made based on increased demand for medical and recreational cannabis and loosening of some restrictions in Colorado. We believe the future of cannabis grows will belong to large state-of-the-art facilities much like agricultural industry. In Colorado and other legal states, only few large cannabis grow facilities will remain which would allow for easier supervision and administration by the State and Federal government.
FutureLand Corp. (FUTL), is a leading provider of strategic real estate investment and grow facilities and solutions to the global cannabis industry. FutureLand merged with Aegea Inc in March 2015 and have gone through the process of getting new ticker symbol established and approved through FINRA and became a public company. We believe this will be a real boon for shareholders as we expect great things from FutureLand Corp. in the not too distant future. We are also in the process of clearing the S1 for filing with SEC. Initial documentation is the substantial part of the process. FutureLand has been very busy building a sustainable business plan and laying the groundwork for an incredible and productive year.
FutureWorld Corp. employs a business model geared towards maximizing value for our shareholders.  We identify the potential acquisition, complete an extensive due diligence process and if all requisite factors meet our criteria, the acquisition is then secured. FutureWorld targets technologies, companies or ideas that are mature enough to provide an exit timeframe of one to three years.  A great deal of emphasis is paid to the due diligence process.  Technologies are evaluated in terms of their usefulness, effectiveness, revenue potential and time to market.

Index
Following successful evaluation, these companies /technologies are then acquired with a cash and/or stock deal, with FutureWorld Corp usually holding a significant majority stake of the new entity. To capitalize on the opportunities the company offers, FutureWorld then begins the process of developing the technology/company with infrastructural and financial support. As the company continues in its measured growth pattern, FutureWorld positions it to either; enter the public arena, maintain the company as a wholly owned subsidiary, or sell the technology/company to gain a return.

The uniqueness of the FutureWorld Corp business model is that it can reward the shareholder base in several ways. If the FutureWorld board of directors has determined that a company is ready to begin trading on its own, then all FutureWorld shareholders receive dividend shares in the new public entity as well as retaining their current stake in FutureWorld.

Moreover should the board of directors decide to sell the technology or company outright, FutureWorld shareholders would receive a cash dividend on the sale of the asset.

Finally, if the company is better served to stay as a wholly owned component of FutureWorld, then revenues generated from this would be a direct income stream for FutureWorld thereby increasing shareholder value and capital strongholds for future acquisitions.

FutureWorld Corp. is also actively seeking joint venture partners in the Hemp/Cannabis space.  We identify strategic partners to come along side of in order to make use of each other's strengths to more fully saturate the market and provide needed industry solutions.

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

Spin-Off of FutureLand Properties, LLC.

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. The Exchange Agreement called for transfer all rights and assets by FLP into AEGA. The transfer was completed on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado. The Exchange Agreement became effective on June 9th, 2015 after the completion of the transfer.

Index
In connection with the Exchange Agreement, we issued an aggregate of 27,845,280 shares of our common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

As of July 22, 2015, the Company has not issued the 4.9% of the outstanding shares of the Company calculated after the reverse stock split to the AEGA Holders.

In May 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this annual report have been retroactively restated to reflect the reverse stock split.

As of the date of this report, certain required actions have been taken by the parties such as change in management and the issuance of 27,845,280 common shares as discussed above and such Exchange Agreement is binding on the parties with closing subject to the completion of remaining actions. Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

The board of directors, post director change, purchased the assets and corporation being FutureLand from FWDG in exchange for the shares to be issued, which shall be distributed by FWDG. On March 16, 2015, the then current board of directors of Aegea, Inc. Keith Duffy, Scott Duffy, Carran Schneider, David Zajac and Lou Fuoco, did resign as directors of the Corporation, concurrent with the simultaneous appointment of Saed "Sam" Talari and John Verghese being appointed as the sole directors of Aegea, Inc.

The transaction is an arm's length transaction and there are no material relationships and conflicts between the parties. Mr. Talari or Talari Industries, has no relationship or ownership of the other party of this transaction.

Disruptive Innovation

Harvard economist Clayton M. Christensen coined the term "Disruptive Innovation" in 1997, to describe technologies that deliver a more effective and/or profitable alternative than the incumbent solutions. FutureWorld recognizes that such innovations carry the promise of tremendous revenue potential provided that sound business strategies and processes are devised, implemented and executed.

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

Index
FutureWorld's richly experienced management team appreciates exactly what it takes to build successful and effective companies.  We understand that the most important building blocks of a company are its people.  Our strategy is to locate and assemble highly motivated senior management teams, placing an emphasis on integrity, proven experience within the industry and a proven track record.  We extend extremely generous milestone-based remuneration packages, with meaningful ownership positions that are geared to motivate and drive our colleagues to produce the desired results.

The inventors or founders of a particular technology may not always be the best entrepreneurs around which to build an effective company. Therefore, senior management is appointed strictly on merit; it is not uncommon for FutureWorld to bring in fresh minds to these key positions.  This is especially true regarding the Hemp/Cannabis space.

FutureWorld also provides the new or acquired company with pertinent experience through its own personnel in board member, directorship and advisory capacities.  Furthermore, FutureWorld's team is instrumental in providing valuable contacts for the development of the company's business, infrastructure and strategic partnership opportunities.

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

The subsequent phase of the company is the key; as it must execute its business plan and achieve the agreed targets that have been set. FutureWorld continues to provide the support needed for sustained growth. The subsidiary company's management is completely responsible for their internal growth; its progress is constantly monitored. Processes and milestones are set up on manageable timelines and financial budgets are put in place.  Actual, quantifiable performances are periodically measured against these plans.

There is a constant flow of communication between the subsidiary company(s) and FutureWorld's management team. FutureWorld goes to great lengths to keep our shareholders and the market informed of the progress of each company through regular press releases, our website, social media such as Facebook and Twitter and shareholder letters.

Value Proposition

The goal for each of our investments is to provide value to our shareholders. When FutureWorld's Board of Directors votes that a wholly owned subsidiary is ready to be publicly traded on its own merits, FutureWorld manages the entire process from start to finish.  FutureWorld's management team is well versed in the regulatory and procedural requirements necessary to list a subsidiary on the proper trading market. This has resulted in an established pool of key professional relationships from which to draw while this process is being completed.

Additionally, FutureWorld brings value through acquisitions. This is important as FutureWorld continues to seek and acquire disruptive technologies and companies that solve the pain points of the Hemp/Cannabis industry thereby increasing shareholder value and bottom-line profitability for the company.

A unique component of FutureWorld's business model is to provide dividends for its shareholders. This is accomplished in three ways:

1.	Stock dividends in the newly created public entity while maintaining shareholders' current investment in FutureWorld Corp.
2.	Cash dividend in the event the company and/or technology is sold with the payout based on current shareholding of FutureWorld Corp.
3.	Maintaining share price through revenues of FutureWorld's wholly owned subsidiaries as a long term operator.

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

Index
FutureWorld earns revenue in the following ways:

Securities: As FutureWorld, we create separate public markets for our subsidiaries and retain a percentage of the freely marketable securities. FutureWorld can then sell these shares, at any time, to raise appropriate funds to execute acquisitions and/or investments in other companies/technologies.

Fees:  FutureWorld's personnel provide significant direct infrastructural support to its subsidiary companies, expending many intensive man-hours in the process, as it goes through its various stages.  Services include management recruitment, managerial assistance with strategic planning, human resources, real-estate management, marketing and other business matters.

FutureWorld's team also provides financial and tax reporting support, as well as cash management, treasury and auditing.

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

Risk Analysis

As FutureWorld executes its business model, there are specific challenges we must seek to overcome.  Our greatest challenge is to ensure the ability of our subsidiary companies and in-house technologies to execute their own business plans. The risks from competition, market conditions, product development, fund timing and operational effectiveness all affect the success of FutureWorld's technologies and subsidiaries. For this reason, FutureWorld has assumed a more direct and "hands on" approach to achieving set goals.

FutureWorld's seasoned and successful management team's primary efforts are directed at mitigating these specific risks.  These efforts include the extensive due diligence expended prior to an acquisition, the care in selecting highly motivated individuals to specific tasks and to setting up and closely monitoring goal-oriented, measurable processes.

The facilitation of the early round funding is a key; being under the FutureWorld umbrella provides these young companies access to valuable resources and contacts; as do the divisions managing the technologies within the group. FutureWorld's stated strategy is to exit the technologies/companies within three years of acquisition but our position on this is changing.  FutureWorld is shifting more toward operating companies for a longer term while reserving the right to spin a company out that really needs to stand on its own. We understand that many factors contribute to the execution of this strategy and this may not be possible 100% of the time.  However, timelines, a goal-oriented philosophy and keeping constant focus help to mitigate risks presented by both internal and external forces.

Competition is always a risk for any enterprise.  The previous section discussed the types of companies with whom FutureWorld competes for deal-flow and potential investments.  Through the FutureWorld team's extensive networks, participation in investment community's events as well as alliances with consulting firms such as Florida Cannabis Coalition and The Arcview Group, FutureWorld has superb access to constant deal-flow in the areas it targets for investment.

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

Index
About the Hemp/Cannabis Market
Legal marijuana is among the fastest-growing markets in the United States, and it's growing at a rate poised to outpace the expansion of the global smartphone market, according to a new report obtained exclusively by The Huffington Post.
Researchers surveyed hundreds of medical cannabis retailers, processors, dispensary owners and industry leaders over the course of six months this year, and estimated that more than $1.43 billion worth of legal marijuana will be sold in 2014. The report also predicts that figure to grow by 64 percent, to $2.34 billion next year. By comparison, recent figures show the smartphone market expanded 46% from 2012 to 2014.
The fact is that this increase represents the fastest growth rate of any US industry that ArcView Market Research could find.
Medical marijuana is currently legal in 22 states and the District of Columbia. (Just modified now as Florida has passed legal medical cannabis with the Charlotte's Web strand; full strength medical marijuana is set for vote on Nov. 4, 2015)  Colorado is predicted to add $359 million to its existing market in 2014 and $500 million in 2015.
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

Index
Role of FutureWorld and Benefits to the Acquired Companies

FutureWorld will be responsible for the following:

1.	Working closely with the management to develop a proper business plans in order to attract investors and to insure the company remains in a high growth path.
2.	Author a Private Placement Memorandum in order to sufficiently raise capital to execute the new and approved business plan.
3.	Develop a workable budgets, business and financial plans.
4.	Assist in attracting and hiring necessary personnel for operations.
5.	Assist in building the necessary infrastructure to support the company's goal, acquiring machinery and equipment, funding alternatives, and management expertise in their particular area of operations.
6.	Schedule meetings with private investors, capital groups, fund managers and investment houses in order to properly raise the sufficient capital needed to execute the business plan.
7.	Increase value in your FutureWorld shares with each additional acquisition.
8.	Cross marketing, joint ventures and sales opportunity with sister companies and prospective acquisition targets.
9.	Expertise input from qualified management team from the sister companies.
10.	Increase in your company's overall valuation.
11.	Provide exit strategy support through a sale or an Initial Public Offering.
12.	Provide support with listing the company on an appropriate trading exchange including all accounting, legal, SEC filings, and Edgar filings.
13.	Manage the public market with respect to all investor relations, public relations and trading of securities.
14.	Manage any and all mergers and acquisitions.
15.	Run day-to-day operations of some companies with the intent to grow revenues for the company and its shareholders.

Our Employees

At the date of this annual report, we have eight full-time employees. Sam Talari, our CEO, director.  Cameron Cox, our VP of Business Development and CEO of FutureLand Corp.  Henry Biza, CEO of CB Scientific. Kevin Defant, our Product Development Tech.  John Verghese, CEO of HempTech. Terry Gardner, VP of HempTech. Alan Mathon, principle scientist for Bioceutical Sciences. Karin Rohret, Controller.

 Item 1A.  Risk factors

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K.

 Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

During the Company's initial stage, it has limited need for use of office space or equipment.  We maintain our executive's offices in office space provided by the principals at no cost to the Company in Saint Petersburg, Florida. We believe the facilities are adequate for our operational needs.  We may require additional offices in the event we obtain funding and acquire customers.

Item 3.     Legal proceedings

(a)  On Monday March 30, 2015, FutureWorld Corp, filed a fourteen count lawsuit in the Circuit Court in Pinellas County, Florida against several former consultants and two entities owned by such persons. The fourteen counts include counts for theft of intellectual and actual property, embezzlement, computer fraud, tortious interference with existing business relationships, and for an immediate injunction against all the defendants named to stop them from conducting any business transactions or being involved in the same business as CB Scientific and related FutureWorld entities. All the named individual defendants had been contracted consultants to the Company and subject to non-competition and non-circumvention agreements. In the lawsuit it is alleged that these defendants purposefully stole test kit properties, plans, and attempted to derail and stall sales of test kits, all the while setting up their own businesses to compete with FutureWorld's CB Scientific, in violation of their agreements contractually. FutureWorld has sued Bill Short, Derek Lebahn, Charles Steinberg, Richard Buck, Ander Marlatt, Herbal Synergy, LLC and JCRAB Industries. FutureWorld will pursue actual damages, punitive damages, as well as an injunctive order against all defendants for ceasing all business activities in all of the CB Scientific business arena or activities related to FutureWorld's business.

Index
(b)  We did not terminate any legal proceedings during the fourth quarter of our 2015 fiscal year.

Item 4.     Mine Safety Disclosures

Not Applicable
  PART II

Item 5.     Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

  Our common stock is quoted on OTC Pink Sheets under the symbol "FWDG".

Price History of our common stock.

The following table sets forth high and low bid quotations for the quarters indicated and trading volume data for our common stock for the period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal 2014:
Fourth Quarter	$.042	$.034
Third Quarter	$.01	$.01
Second Quarter	$.01	$.008
First Quarter	$.01	$.005

Fiscal 2015:
Fourth Quarter	$.005	$.0007
Third Quarter	$.011	$.005
Second Quarter	$.030	$.022
First Quarter	$.024	$.018

               As of March 31, 2015, we had 349 shareholders of record and approximately 5300 beneficial shareholders, and we had 731,525,768 shares of $0.0001 par value common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not have earnings out of which to pay cash dividends.  Our board of directors has the authority to declare cash dividends when and if we have earning sufficient for that purpose.

Equity Compensation Plan

See description our Stock Option Plan in Item 12.

Transfer Agent

We have engaged ClearTrust Stock Transfer, Inc. to serve as our stock register and transfer agent.  ClearTrust's address is 17961 Hunting Bow Circle, Unit 102, Lutz, FL 33558.

Item 6.   Selected financial data (Unaudited)

Not applicable

Index

Item 7.   Management's discussion and analysis of financial condition and results of operations

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

●
Long-Lived Assets - We depreciate property and equipment and amortize intangible assets, including software development costs over the respective assets' estimated useful life and periodically review the remaining useful lives of our assets to ascertain that our estimate is still valid. If we determine a useful life has materially changed, we either change the useful life or write the asset down or if we determine the asset has exhausted its useful life, we write the asset off completely.

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

Recent Accounting Pronouncements:

a.       The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

PLAN OF OPERATIONS

As more fully described in "LIQUIDITY AND CAPITAL RESOURCES", we had $ 3,714 in cash at March 31, 2015, and 60,047 respectively, remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

Index
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

 LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2015, the Company incurred a net loss of $1,405,156. As of March 31, 2015, the Company had a working capital of $3,715 and $3,715 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

 Financial Statements of FutureWorld Corp. as of and for the years ended March 31, 2015 and 2014

Index

Index
Consolidated Balance Sheets
	As of March 31,
	2015	2014
Current Assets
Cash in Banks	$3,715	$2,000
Inventory	47,932
Accounts Receivable	382,782
Prepaid expenses	100	-
Total Current Assets	434,529	2,000

Property and Equipment
Furniture and Fixtures	-	-
Office Equipment	4005	-
Accumulated Depreciation	-128	-
Total Property and Equipment, Net of Depreciation	3,877	-

Other Assets Marketable Securities	34,850,000
Intangible Assets	1,698
Investment in Subsidiary	93,165	-
Security Deposits	2,205	-
Total Other Assets	34,947,068	-

Total Assets	$35,385,474	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$26,400	$6,350
Accrued Expenses	880,371	1,089,530
Notes Payable	457,204
Deferred Revenue	190,000	-
Total Current Liabilities	1,553,975	1,095,880

Long Term Liabilities
Loans & notes payable - Related Parties	113,169	277,338
Total Long Term Liabilities	113,169	277,338

Total Liabilities	1,667,144	1,373,218

Stockholders' Deficit
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding	1,000
Common stock, $.0001 par value, 1,900,000,000 shares authorized,
731,525,768 and 446,373,966 shares issued and outstanding	73,153	44,637
Additional Paid-in Capital	41,112,757	4,647,567
Retained deficit accumulated	(7,468,578)	(6,063,422)

Total Stockholders' Equity (Deficit)	33,718,331	(1,371,218)

Total Liabilities & Stockholders' Deficit	35,385,474	$2,000

The accompanying notes are an integral part of this financial statement.

Index
FUTUREWORLD CORP.
 Consolidated Statement of Operations

	For the Years Ended March 31,
	2015	2014
Operating Revenues
Net Sales	$53,965	$-

Total Operating Revenue	53,965	-

Operating Expenses
Salaries and Benefits	403,059	129,338
Other Administrative Expenses	625,854	12,570
Total Operating Expenses	1,028,913	141,908

Loss from Operations	(974,948)	(141,908)

Other Income and (Expenses)
Forgiveness of Debt	(6,900)
Interest expense	(423,309)	(14,411)
Total Other Income and (Expenses)	(430,209)	(14,411)

Net Loss For the Period	(1,405,157)	(156,319)

Average Number of Shares Outstanding
Basic	478,562,219	429,173,367

Fully Diluted	731,525,768	429,173,367

Net Loss Per Common Share
Basic	$(0.0029)	$(0.0004)

Fully Diluted	$(0.0019)	$(0.0004)

The accompanying notes are an integral part of this financial statement.

Index
FUTUREWORLD CORP.
Consolidated Statement of Changes in Stockholders Deficit

	Common Stock		Paid-in Capital	Deficit
	Shares	Amount	Amount	Amount	Total

Balance March 31, 2012 (Revised)	$416,373,966	41,637	4,620,567	-5,788,872	-1,126,668
Loss for the period				(118,231)	-118,231
Balance, March 31, 2013	416,373,966	41,637	4,620,567	-5,907,103	-1,244,899
Shares issued in exchange for debt	30,000,000	3,000	27,000		30,000
Loss for the period				(156,319)	-156,319
Balance, March 31, 2014	$446,373,966	$44,637	$4,647,567	$(6,063,422)	$-1,371,218
Shares issued in exchange for debt	285,151,802	28,515	36,465,190		36,493,705
Loss for the period				(1,405,157)	-1,405,157
Balance, March 31, 2015	731,525,768	73,153	41,112,757	(7,468,578)	33,718,331

The accompanying notes are an integral part of this financial statement.

Index
FUTUREWORLD CORP.
Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2015	2014
C ash Flows From Operating Activities
Net Loss	$(1,405,157)	$(156,319)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation & amortization	43,056	-
Stock based Compensation	109,013
Amortization for Debt Discount	260,224
Changes in working capital components:	-	-
Accounts Receivable	(382,782)
Inventory Purchases	(47,932)
Pre-paid & Other	(2,305)
Purchase Equipment	(4,005)
Accounts payable	20,049	6,350
Accrued salaries	613,034	129,338
Other accrued expenses	80,533	14,411
Net Cash Used by Operations	(716,272)	(6,220)

Cash Flows From Investing Activities	-	-

Purchase of Land, Property & Equipment	(63,745)
Increase in Intangible Properties	(1,697)
Net Cash provided by Investing Activities	(65,442)

Cash Flows from Financing Activities
Proceeds from Issuance of Notes Payable	903,630	0
Related Party Loans	(120,201)	8,220
Net Cash Provided by Financing Activities	783,429	8,220

Net Increase (Decrease) in Cash	1,715	2,000
Cash Balance, Beginning of the Period	2,000

Cash Balance, End of the Period	$3,715	$2,000

Supplemental Disclosures on Interest and Income Taxes Paid:
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debt into common stock	$28,515	$30,000

The accompanying notes are an integral part of this financial statement.

Index
FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

1.   Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of March 31, 2015 and 2014, and the statements of operations, statements of cash flows, and statement of changes in stockholders' equity for the years ended March 31, 2015 and 2014 of FutureWorld Corp. have been prepared by the Company.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and 2014, and the results of operations and cash flows for the years ended March 31, 2015 and 2014.

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
(b) Nature of the Business, and History of the Company and its Subsidiaries

The nature of the business and the history of the Company and its subsidiaries are as follows:

Nature of the Business

FutureWorld Corp, a Delaware corporation, is a leading provider of advanced technologies and solutions to the global cannabis industry. FutureWorld, together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of cannabis related products and services, such as industrial Hemp. FutureWorld, through its subsidiaries, provides personal and professional THC and CBD test kits, pharmaceutical grade CBD oil solutions, SafeVape vaporizers, smart sensor technology, communication network, surveillance security, data analysis for smart cultivation and consultation for the industrial hemp and legal medicinal cannabis. Our wireless agricultural smart sensor networks offer precision to the agriculture, irrigation systems, and greenhouses for the global cannabis and hemp industry. FutureWorld and its subsidiaries do not grow, distribute or sell marijuana.

As the only Cannabis Technology Accelerator, FutureWorld will incubate and fund leading technologies, products, and services for Cannabis industry (Industrial Hemp) for foreseeable future; bringing value to its core and its shareholders.

Our current Subsidiaries include; HempTech Corp, CB Scientific, URVape, Bioceutical Sciences, and FutureLand Corp.

2.  Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly or partially owned subsidiary. (collectively referred to as the "Company").

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

Index

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

As of March 31, 2015 and 2014, the fair values of the Company's financial instruments approximate their historical carrying amount.

(e) Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2015 and 2014.

(f) Stock Based Compensation

The Companies estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the years ended March 31, 2015 and 2014 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated.

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Index
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

Based on an estimated current value of the Company's stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants, nor any of the stock assumed issued under the Company's Incentive Stock Plan are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification"). The Codification is the single source for all authoritative Generally Accepted Accounting Principles ("GAAP") recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 "Subsequent Events" which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, "Basis of Presentation," for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the "Derivative and Hedging" ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock , The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as "equity" once it becomes effective.  Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements.

 In March 2008, the FASB issued guidance under ASC 815 "Derivatives and Hedging". The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  This standard did not have a material impact on the financial statements.

In December 2007, the FASB issued revised guidance under ASC 805 "Business Combinations", which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company's financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended December 31, 2009.

Index

In December 2007, the FASB issued guidance under ASC 810 "Consolidation".  This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders' equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders' equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning July 1, 2009. The Company does not have Variable Interest Entities consolidated in its financial statements.  Disclosure of a non-controlling interest has been made on the Company's financial statements.

In July 2006, the FASB issued guidance under ASC 740 "Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.
Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the year ended March 31, 2015, the Company incurred a net loss of $1,405,157 and a cumulative net loss since inception of $7,468,578.  As of March 31, 2015, the Company had a working capital of $3,715 and $3,715 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of March 31, 2015 and 2014 consists of the following:

	2015	2014

Computer equipment	$4,005	$-
Furniture and fixtures		-
	-	-
Accumulated depreciation	128	-
Net	$3,877	$-

5.     Related Parties Transactions

N/A

Index
6.  Accrued Expenses

Accrued expenses at March 31, 2015 and 2014 were as follows:
	2015	2014
Accrued salaries	$742,372	$1,030,071
Payroll tax liabilities		-
Accrued interest	137,999	59,459
Accrued penalties	-	-
	$880,371	$1,089,530

7.   Related Parties Disclosures

(a) Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times.  On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%.  This note allows Mr. Talari to advance additional funds to the Company as needed.  At March 31, 2015 and 2014, the balance due to Mr. Talari on this Promissory Note is $113,169 and $277,338 respectively, and the accrued interest thereon at March 31, 2015 and 2014 is $59,459 and $59,459 respectively.

(c) Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company's Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.  The salary for Mr. Talari was increased to $15,000 per month fixed starting January 1, 2015. The balance of accrued salaries payable to Mr. Talari is $671,393 and $1,009,171 as of March 31, 2015 and 2014 respectively.

(b) Office Space

During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space provided by the principals at an allocated cost to the Company in Saint Petersburg, Florida.  Rent totaled $ 20,294 for the year ending 3-31-2015.

10.   Change in Management

NONE

11.  Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended March 31, 2015 and 2014:

	2015	2014

Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.00%	0.00%

Index
There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended March 31, 2015, or for the period July 23, 2002 (date of inception) through March 31, 2015.

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2015 based on uncertainties concerning the Company's ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of $7,468,578 from inception to March 31, 2015, which will expire, unless used to offset future federal taxable income through 2025.

12.   Equity

The Company is authorized to issue 100,000,000 shares of preferred stock.  The Company has the right to designate different series. As of March 31, 2015, we have designated 20,000,000 shares of Series A Preferred.  The Series A preferred stock is convertible to common stock at 1 to 200 ratio and have 200 voting right per share.

The Company is authorized to issue 1,900,000,000 shares of common stock. All common stock has one voting right per share.  At March 31, 2015 there were 731,525,768 shares outstanding.

  Incentive Stock Option Plan

On March 23, 2014, the Company adopted an amended Incentive Stock Option Plan ("Option Plan") for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.  The Company authorized 4,000,000 shares to be set aside under the Option Plan.  As of March 31, 2015, the Company has not issued any shares under this plan.

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
From May 19th, to June 22, 2014, FutureWorld ("we", "us" "our") issued an aggregate of $366,000 of convertible debt to five separate investors in private transactions (described below) exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on exemptions provided by Regulation D and Section 4(a)(2) of the Securities Act.
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

Index
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
The company has also agreed to resell Surna's products non-exclusively. More agreement may come to in the future.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous independent registered public accounting firm

The Registrant reports in this current report on Form 8-K a change in certifying accountants. Effective June 19, 2015, the Registrant's certifying accountant, DKM Certified Public Accountants ("DKM") resigned as the Registrant's independent registered public accounting firm.

(a)(1) Previous Independent Accountant

(i) The Registrant reports a change in certifying accountants, which involved DKM Certified Public Accountants ("DKM") resigning as the Registrant's independent registered public accounting firm effective June 19, 2015.

(ii) DKM Certified Public Accountants ("DKM") issued a report on the Registrant's consolidated financial statements for the fiscal year ended March 31, 2014. The report did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. Except that it contained an explanatory paragraph expressing concern over the company's ability to continue as a going concern.

(iii) The decision to change accountants was recommended and approved by the board of directors of the Registrant on June 29, 2015.

(iv) In connection with the audit of the Registrant's consolidated financial statements for the year ended March 31, 2014 and any subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with DKM Certified Public Accountants ("DKM") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of DKM Certified Public Accountants ("DKM"), would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the Registrant's consolidated financial statements; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) New independent registered public accounting firm

On June 29, 2015 (the "Engagement Date"), the Board of Directors of the Company approved the engagement of STEVENSON & COMPANY CPAS LLC as its independent registered public accounting firm for the Company's fiscal year ended March 31, 2015. STEVENSON & COMPANY CPAS LLC will audit the consolidated balance sheet of the Company as of March 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ending. The objective of an audit of the consolidated financial statements is to express an opinion on the financial statements in accordance with generally accepted accounting principles accepted in the United States (GAAP). The audit of the financial statements will be conducted in accordance with the standards established by the Public Company Accounting Oversight Board (PCAOB) and will include tests of the Company's accounting records and other procedures we consider necessary to enable us to express our opinion.

Index
In conjunction with the above referenced annual audit, STEVENSON & COMPANY CPAS LLC will also perform reviews of the Company's unaudited quarterly financial information for each of the four quarters in the year ending March 31, 2016. For the first three quarters, they will perform reviews of that information before the Form 10Q is filed. The objective of a review is to provide a basis for communicating whether there are any material modifications that should be made to the interim financial information for it to conform with GAAP. The audit and the financial reviews will be for the purpose of a complete transparency with Securities and Exchange Commission and the shareholders.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with STEVENSON & COMPANY CPAS LLC regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that STEVENSON & COMPANY CPAS LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.  Controls and Procedures.

Applicable.

As of March 31, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of March 31, 2015 such disclosure controls and procedures were not effective.

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

Index
Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table identifies our directors and executive officers, their ages, the positions each holds and, if a director, the first year he became a director as of March 30, 2015.

Name	Age	Position(s)	Director since

Saeed (Sam) Talari	49	Chief Executive Officer and Director	2002

             Saeed ("Sam") Talari has been one of our directors since 2002.  Mr. Talari became our Chairman on June 1, 2008, and our Acting Chief Executive Officer on November 21, 2008.  Mr. Talari's employment during the five year period prior to this annual report, and for certain years before that period, is as follows:

●
1994 – 1999 – Mr. Talari ran Compusite Corporation, one of the first Internet solutions providers in the nation to offer large spectrum of value added services to companies seeking greater presence on the Internet. He assisted Compusite to grow from no revenue to a multi-million dollar company.

●
1999 to Present – Mr. Talari founded FutureWorld Corp., (formerly Isys Medical, Inc.) and serves since inception as one of FutureWorld's directors. FutureWorld Corp is a diversified Hemp/Cannabis holding and operating company, owning and seeking disrupted technologies in the Industrial Hemp/Cannabis industry globally.

●	2001 to Present – Mr. Talari founded and manages FutureTech (Talari Industries), a venture capital firm that invests in high technology start up enterprises.
●	2006 to Present – Mr. Talari founded and manages Infrax Systems as it acting CEO and CFO. Infrax Systems is a Smart Grid related hardware and software developer.

Index
Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2015 or 2014 fiscal year.

Code of Ethics.

On July 1, 2008, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended March 31, 2015, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th St. N Saint Petersburg, FL 33704.  Our Code of Ethics will be available per demand of any shareholder, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Audit committee.

We do not have an audit committee.

Procedures for stockholders to nominate directors.

We have not adopted any procedures whereby stockholders may nominate persons for election as directors.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary, bonus, and equity incentive compensation. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive's contribution to the company.

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

Index
We allocate compensation between cash compensation and equity based compensation. We provide cash compensation in the form of base salaries to meet competitive salary norms and reward performance on an annual basis, if warranted. Base salary is designed to reward annual achievements and be commensurate with the executive's scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results. We provide non-cash compensation in the form of equity incentive arrangements to retain and attract key individuals and to reward performance against specific objectives and long-term strategic goals.

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value. A key element of compensation that align the interests of our executives with shareowners is equity incentive compensation, and providing the executives the ability to convert a portion of their compensation into common shares, both of which increases the executive's stake in the Company.

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

Name and principal position	Year	Salary		Bonus	Stock Award	All other compensation	Total
Saeed (Sam) Talari, CEO	2015	$180,000	(1)	-0-	-0-	-0-	$300,000
Terry Gardner, VP	2015	$120,000	(1)	-0-	-0-	-0-	$120,000
John Verghese, CEO HempTech	2015	$120,000	(1)	-0-	-0-	-0-	$120,000

CURRENT EMPLOYMENT AGREEMENTS

Sam Talari
On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company's Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.  On January 1, 2015, the Company increased Mr. Talari's base salary to $25,000 per month based on a new three years employment agreement.
Cameron Cox
On April 15, 2014, the Company entered into a three-year Employment Agreement with Mr. Cox, the Company's Acting Vice President of Business Development.  The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods.  The Agreement provides for (a) a base salary of $3,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

Index
John Verghese
On January 1, 2015, the Company entered into a three-year employment agreement with John Verghese as the CEO of HempTech Corp. The Agreement provides for (a) a base salary of $10,000 per month, (b) two weeks' vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company's management employees. Additionally Mr. Verghese has been granted 10% option of HempTech common stock at par value.
Terry Gardner
On January 1, 2015, the Company entered into a three-year employment agreement with Terry Gardner as VP of Professional Services. The Agreement provides for (a) a base salary of $10,000 per month, (b) two weeks' vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company's management employees. Additionally Mr. Gardner has been granted 5% option of HempTech common stock at par value.
Karin Rohret
On January 2nd, 2010, the Company entered into an employment agreement with Karin Rohret as part-time Controller. The Agreement provides for (a) a base salary of $1,101.67 per month, (b) a signing bonus of $20,000 by the way of Company's common stock within 30 days of signing the agreement. Additionally Ms. Rohret will be eligible to receive a grant of 600,000 shares of common stock at founder level with a par value of 0.001. Vesting of the grant shall be at the rate of 200,000 shares on each anniversary from the signing of the agreement. The salary was adjusted to $2,950 on October 1 2014 as the position required additional hours.
Kevin Defant
On April 21, 2014, the Company entered into a three-year Employment Agreement with Mr. Defant, the Company's Acting Tech Director.  The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods.  The Agreement provides for (a) a base salary of $6,250 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees. Additionally Mr. Defant has been granted 2.5% option of HempTech common stock at par value.
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

each of our directors and executive officers, at March 31, 2015;
our directors and executive officers as a group, at March 31, 2015; and
other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

Index
The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or "group", as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2015.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of shares	Percentage

Saeed (Sam) Talari	346,704,323*	36.00%
All directors and officers as a group (1 person)	346,704,323	36.00%

*Direct and indirect ownership. Includes 10,000,000 shares of Preferred Series A.

STOCK OPTION PLAN AND WARRANTS

Stock Options

On March 23, 2014, we adopted an Incentive Stock Option Plan ("Option Plan") for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment. We authorized 4,000,000 shares to be set aside under the Option Plan. As of March 31, 2015, no shares have been issued under this plan.
Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not anticipate entering into any future transactions with our directors, officers and affiliates. There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The accounting firm of DKM Certified Public Accountants were engaged to auditing year 2014. The fees were $6,000 per year.  No fees paid for consulting or tax work, during 2015 and 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
(a)(1) FINANCIAL STATEMENTS
See index in Item 8
(a)(2) FINANCIAL STATEMENT SCHEDULES
None

Index