Form 10-Q
period 2015-06-30
FUTUREWORLD CORP.
filed 2015-08-20
CIK 1273988

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 19, 2015

FUTUREWORLD CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3637 4th Street North, Saint Petersburg, Florida	33704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (727) 474-1816

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☐ Yes	☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			☒ Yes	☐ No

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
			☒Yes	☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
			☐ Yes	☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2015:

Common stock, par value $0.0001 per share	1,118,802,849
Other	None

FutureWorld Corp.
 Annual Report on Form 10-Q
For the First Quarter Ended June 30, 2015

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

FUTUREWORLD CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$65,806	$3,715
Accounts receivable	750,090	382,782
Related party receivables
Inventory	52,264	47,932
Note receivable	0	100
Total current assets	868,160	434,529

Property & equipment, net of accumulated - net	4,224	4,005
Intangible property, net of accumulated – net	95,489	1,698
Marketable Securities	34,850,000	34,850,000
Investment in Subsidiary		93,165
Security Deposits	2,305	2,205
Total Assets	$35,820,178	$35,385,474

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$46,534	$26,400
Accrued expenses	951,171	880,371
Notes Payable	578,786	457,204
Deferred Revenue	570,000	190,000
Loans and notes payable, related parties	0	-
Total current liabilities	2,146,491	1,553,975

Notes payable to shareholder – Related Parties	32,355	113,169
Total liabilities	2,178,846	1,667,144

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding	1,000	1,000
Common stock, $.0001 par value, 4,900,000,000 shares authorized,
1,118,802,849 and 731,525,768 shares issued and outstanding, respectively
	111,880	73,153
Additional paid-in capital	41,264,191	41,112,757
Minority interest in subsidiary	0
Accumulated deficit	(7,735,739)	(7,468,578)
Total stockholders' equity	33,641,332	33,718,331

Total Liabilities and Stockholders' Equity	$35,820,178	$35,385,474

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2015	2014

Revenues	$7,320	$309
Direct costs	7,923	182

Gross Profit	-603	127

Operating expenses:
Salaries and benefits	123,609	81,080
Consulting	1,000	-
Professional fees	64,074	57,800
General and administrative	48,819	14,933
Amortization and depreciation	6,632	19,883
Total operating expenses	244,134	173,570

Other income (expense):
Interest expenses	(22,424)	(5,301)
Sale of assets, net		-
Total other (expense)	(22,424)	(5,301)

Loss from operations before income taxes	(267,161)	(100,778)

Provision for income taxes	0	-

Loss from operations before minority interest	(267161)	(178,871)

Minority Interest	0	-

Net loss	$(267,161)	$(178,871)

Earnings (loss) per share:
Basic	$(0.0002)	$(0.0004)
Weighted average shares outstanding
Basic	947,648,455	416,373,966

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
	For the three Months Ending
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$(267,161)	$(178,871)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	6,632	19,883
Stock based compensation	0	-
Amortization of debt discount	0	-
Changes in assets and liabilities:
Accounts receivable	61,615	(82)
Notes receivable	(60,785)
Inventory	(4,332)	(11,485)
Due from affiliate
Related party loans	(80,814)
Prepaid and other		(2,332)
Accounts payable	20,136	937
Accrued expenses	70,800	47,944
Net Cash (Used) Provided by Operating Activities	(253,909)	(124,006)

Cash flows from Investing Activities:
Other	0

Net Cash (Used) Provided by investing Activities	(0)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	316,000	(100,825)
Repayments of notes payable		79,464
Proceeds from financing activity		276,805
Net Cash Provided (Used) by Financing Activities	316,000	255,444

Net increase/decrease in Cash	62,091	131,438

Cash at beginning of period	3,715	2,000

Cash at end of period	$65,806	$133,438

Supplemental cash flow information:
Interest paid	$22,424	$-
Taxes paid	$0	$-

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

1.            History of the Company and Nature of the Business

"We", "us" and "our" refer to FutureWorld Corp., a Delaware corporation.

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
As of June 30, 2015
(Unaudited)

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
As of June 30, 2015
(Unaudited)

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

CaNNaTRAK™- the next generation of barcode & RFID tracking systems for keeping pace with the extensive demands of seed to sale tracking of Hemp/Cannabis for state compliance.  We are currently developing "game changer" modifications that will make it the ultimate software system in the industry.  CannaTRAK's Asset Tracking Management Software automates the major aspects of the Asset Life Cycle. The Product suite is made up of modules, which are able to operate independently of one another, are able to be configured to work together, or to be integrated with non-native applications. CaNNaTRAK™ software easily tracks assets using bar coding, radio frequency (RFID), imaging, and wireless technologies. CaNNaTRAK™ software is designed under the client/server architecture, is multi-user and menu-driven following industry-standard MS Windows protocols and graphical user interfaces. CaNNaTRAK™ applications are compatible with MS Windows XP, Vista, Windows 7 & 8.1 operating systems and with SQL Server 2008 through 2014.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

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
As of June 30, 2015
(Unaudited)

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

FutureLand Properties, LLC.

On October 06, 2014, the Company has formed a 100% owned subsidiary: Futureland Properties, LLC in the state of Colorado. FutureLand' s primary purpose is to purchase properties for lease back or lease to Hemp farmers and medical cannabis growers. Futureland Properties purchased a 240 acres of agricultural land in the southern Colorado. FutureLand Properties, LLC, closed on 237 acres in southern Colorado on October 30th, 2014 for the purpose of leasing to licensed Cannabis and Hemp growers. The decision was made based on increased demand for medical and recreational cannabis and loosening of some restrictions in Colorado. We believe the future of cannabis grows will belong to large state-of-the-art facilities much like agricultural industry. In Colorado and other legal states, only few large cannabis grow facilities will remain which would allow for easier supervision and administration by the State and Federal government.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

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
The Company (through separate agreements with HempTech and CB Scientific) will provide greenhouse, processing equipment, Spider Security Technology, SmartSense, SmartNergy�, CaNNaLyTiX�, and growing/laboratory equipment located on the Property provided by HempTech Corp and CB Scientific. HempTech Corp., a FutureWorld Corp. subsidiary, will supply Spider Security Technology, SmartSense, SmartNergy and CaNNaLyTiX. CB Scientific, a FutureWorld Corp. subsidiary, will supply all testing and laboratory equipment to the Grow.
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
As of June 30, 2015
(Unaudited)

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended June 30, 2015 and 2014: (b) the financial position at June 30, 2015 and March 31, 2015 and (c) cash flows for the three and nine months ended June 30, 2015 and 2014, have been made.  Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on from 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on August 12, 2015.

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
As of June 30, 2015
(Unaudited)

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

●	Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Accounts Payable, and Accrued Expenses :
The carrying amount reported in the balance sheets for these items approximates fair value because of the short maturity of these instruments.
●	Loans and Notes Payable to Related Parties:

The carrying value of loans and notes payable to related parties approximates fair value as each of the notes payable carries an interest rate commensurate with commercial borrowing rates available to the Company.

As of June 30, 2015 and March 31, 2015, the fair values of the Company's financial instruments approximate their historical carrying amount.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of Product sales to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts was considered necessary as of period end. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.  Balances on Current sales are due in 60 days from the date of sale.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

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

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2015 and March 31, 2015.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives.  The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at June 30, 2015 and March 31, 2015.

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

Foreign currency translation

The Company's functional currency and its reporting currency is the United States Dollar.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement.

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended June 30, 2015 and 2014 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2014 based on the grant date fair value estimated.

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
As of June 30, 2015
(Unaudited)

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

Impact of Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2014-08 defines a discontinued operation as disposal of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations. ASU No. 201408 also requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. ASU 2014-08 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-08 is not expected to have a significant impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This statement provides US GAAP guidance on management's responsibility in evaluation whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued.  The ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.

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

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

3.  Going Concern

For the quarter ended June 30, 2015, the Company incurred a net loss of $267,161 and a cumulative net loss since inception of $7,735,739.  As of June 30, 2015, the Company had cash of $65,806 and working capital deficit of $65,806 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of June 30, 2015 and March 31, 2015 consists of the following:

	June 30, 2015	March, 31, 2015

Computer equipment	$-	$-
Furniture and fixtures	4,700	4,005
	-	-
Accumulated depreciation	(476)	(128)
Net	$4,224	$3,877

5.   Intangibles

On May 2, 2014, the Company acquired the assets of MedTest, Inc., including Product Technology for 5,000,000 shares of Common Stock valued at $100,000.  FutureWorld also acquired certain Trademarks from HempTech Corp., URVape, Inc., and CB Scientific, Inc. for in April of 2014 valued at $825. The useful lives of the Product Technology and Trademarks have been evaluated to have a useful life of 15 years and are being amortized accordingly per the financial statements.  For the three months ended June 30, 2015, the amortization expense for intangible assets was $7,170 and $7,170, respectively.
	June 30, 2015	March 31, 2015

HempTech Product Technology	$100,000	$100,000
Trademarks	2,659	333
	-	-
Accumulated Amortization	(7170)	(7,170)
Intangibles, Net	$95,489	$93,164

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

6.     Stock Options and Awards

None

7.     Accrued Expenses

Accrued expenses at June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015	March 31, 2015

Accrued salaries and payroll taxes	$792,750	$742,372

Accrued interest	158,421	137,999
Accrued penalties		-
	$951,171	$880,371

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times.  On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%.  This note allows Mr. Talari to advance additional funds to the Company as needed.  At June 30, 2015 and March 31, 2015, the balance due to Mr. Talari on this Promissory Note is $86,791 and $299,118 respectively, and the accrued interest thereon at June 30, 2015 and March 31, 2015 is $67,511 and $45,048 respectively.

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
As of June 30, 2015
(Unaudited)

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

Karin Rohret

On January 2nd, 2010, the Company entered into an employment agreement with Karin Rohret as part-time Controller. The Agreement provides for (a) a base salary of $1,101.67 per month, (b) a signing bonus of $20,000 by the way of Company's common stock within 30 days of signing the agreement. Additionally Ms. Rohret will be eligible to receive a grant of 600,000 shares of common stock at founder level with a par value of 0.001. Vesting of the grant shall be at the rate of 200,000 shares on each anniversary from the signing of the agreement. The salary was adjusted to $2,950 on October 1, 2014, as the position required additional hours.

10.   Office Space

During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space shared by the principals at an allocated cost of $ 1,440 per month.

11.   Stockholders' Equity

Preferred Stock:  The Company has 100,000,000 shares of $0.0001 par value stock Authorized. 10,000,000 shares have been issued or are outstanding as of June 30, 2015.

Common Stock:   The Company has 4,900,000,000 shares of $0.0001 par value stock Authorized.  As of June 30, 2015, 1,118,802,849 shares were issued and outstanding.

12.    Subsequent Events

None

Item 2.   Management's discussion and analysis of financial condition and results of operations

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

Revenue

Currently, we derived all of our revenue from sales of URVape vaporizer pens, PersonalAnalytics test kits, FutureLand land lease agreement and selling our CBD oil under "CBDESSENCE". In 2015, lease and product revenue represented 100% of our total revenue.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for three months ended June 30, 2015 and 2014 was $7,320 and $0.00, respectively, representing an increase of 100%. Substantially all revenue from 2015 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 were approximately $48,819 and $43,986 respectively. The increase in selling, general and administrative expenses in 2014 as compared 2014 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company's start of operating activities.

Net Loss from Operations. For the quarter ended June 30, 2015 and 2014, we incurred net losses of $267,161 and $56,178, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $6,632 and $9,644 for the quarter ended June 30, 2015 and 2014, respectively. There were no write downs in 2015: however, impairments and write downs of certain assets occurred in 2014, due to valuation assessments by management, incurring charges of approximately $31,538 respectively.

Compensation and consulting expenses were $82,018 and $39,132 for the three months ended June 30, 2015 and 2014 respectively,

LIQUIDITY AND CAPITAL RESOURCES

We had $65,806 in cash at June 30, 2015, and $60,047 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

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

Item 4.  Controls and Procedures

As of June 30, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter June 30, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

(b)  We did not terminate any legal proceedings during the first quarter of our 2016 fiscal year.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K and for the third quarter June 30, 2015 filed with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable.

Item 5	Other Information.

HempTech Corp is in the process of fund raising for $5,000,000 through a M&A advisory. It has completed in product lines and marketing heavily. We are planning to spin of another subsidiary by the end of 2015.

Item 6	Exhibits.