Form 10-K/A
period 2015-03-31
FUTUREWORLD CORP.
filed 2015-10-26
CIK 1273988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No, 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

FUTUREWORLD CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3637 4th St. N Suite 330 Saint Petersburg, Florida	33704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (727) 474-181633

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			☐ Yes	☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of  October 26, 2015:

Common stock, par value $0.0001 per share	731,525,768

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

Role of FutureWorld and Benefits to the Acquired Companies

FutureWorld will be responsible for the following:

1	Working closely with the management to develop a proper business plans in order to attract investors and to insure the company remains in a high growth path.
2	Author a Private Placement Memorandum in order to sufficiently raise capital to execute the new and approved business plan.
3	Develop a workable budgets, business and financial plans.
4	Assist in attracting and hiring necessary personnel for operations.
5	Assist in building the necessary infrastructure to support the company's goal, acquiring machinery and equipment, funding alternatives, and management expertise in their particular area of operations.
6	Schedule meetings with private investors, capital groups, fund managers and investment houses in order to properly raise the sufficient capital needed to execute the business plan.
7	Increase value in your FutureWorld shares with each additional acquisition.
8	Cross marketing, joint ventures and sales opportunity with sister companies and prospective acquisition targets.
9	Expertise input from qualified management team from the sister companies.
10	Increase in your company's overall valuation.
11	Provide exit strategy support through a sale or an Initial Public Offering.
12	Provide support with listing the company on an appropriate trading exchange including all accounting, legal, SEC filings, and Edgar filings.
13	Manage the public market with respect to all investor relations, public relations and trading of securities.
14	Manage any and all mergers and acquisitions.
15	Run day-to-day operations of some companies with the intent to grow revenues for the company and its shareholders.

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