Form 10-Q
period 2015-09-30
FUTUREWORLD CORP.
filed 2015-11-23
CIK 1273988

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2015:

Common stock, par value $0.0001 per share	1,363,628,371
Other	None

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

FUTUREWORLD CORP.
CONSOLIDATED BALANCE SHEETS This Form 10-Q is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm

	September 30,	March 31,
	2015	2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$13,887	$3,715
Accounts receivable	97,599	382,782
Related party receivables	171,853
Inventory	50,595	47,932
Note receivable		100
Total current assets	333,934	434,529

Property & equipment, net of accumulated - net	4,679	4,005
Intangible property, net of accumulated – net	1,973	1,698
Marketable Securities	34,850,000	34,850,000
Investment in Subsidiary	93,164	93,165
Security Deposits	4.668	2,205
Total Assets	$34,953,934	$35,385,474

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,269	$26,400
Accrued expenses	1,072,348	880,371
Notes Payable	585,152	457,204
Deferred Revenue		190,000
Loans and notes payable, related parties		-
Total current liabilities	1,678,769	1,553,975

Notes payable to shareholder – Related Parties	162,567	113,169
Total liabilities	1,841,336	1,667,144

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding	1,000	1,000
Common stock, $.0001 par value, 4,900,000,000 shares authorized,
134,821,339 and 731,525,768 shares issued and outstanding, respectively	134,821
		73,153
Additional paid-in capital	41,275,924	41,112,757
Minority interest in subsidiary
Accumulated deficit	7,964,665	(7,468,578)
Total stockholders' equity	33,447,082	33,718,331

Total Liabilities and Stockholders' Equity	$35,288,417	$35,385,474

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended			For the Six Months Ended
	September 30,			September 30,
	2015		2014	2015		2014

Revenues		$8,052	$77,463		$9,773	$77,772
Direct costs		3,825	37,352		1,210	37,534

Gross Profit		4,227	40,111		8,563	40,238

Operating expenses:
Salaries and benefits		127,957	128,446		282,350	230,282
Consulting		2,650	—		2,650	—
Professional fees		8,577	156,521		8,577	215,401
General and administrative		12,865	55,786		12,865	72,682
Amortization and depreciation		33,672	1,402		33,672	2,805
Total operating expenses		185,721	342,155		340,114	521,170

Other income (expense):
Interest expenses		(22,424)	(142,430)		(44,848)	(167,614)
Sale of assets, net			—			—
Total other (expense)		(22,424)	(142,430)		(44,848)	(167,614)

Loss from operations before income taxes		(203,918)	(444,474)		(286,703)	(648,546)

Provision for income taxes			—			—

Loss from operations before minority interest		(203,918)	((444,474)		(286,703)	(648,546)

Minority Interest			—			—

Net loss		$(203,918)	$(444,474)		$(286,703	$(648,546)

Earnings (loss) per share:
Basic	$	)	$(0.00)	$	)	$(0.00)
Weighted average shares outstanding
Basic		1,363,628,371	452,930,488		1,363,628,371	452,930,488

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)

	For the six Months Ending
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$(332,317)	$(648,546)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	8,097	2.805
Stock based compensation		109,013
Amortization of debt discount	33,672	145,840
Changes in assets and liabilities:
Accounts receivable		(72,760)
Notes receivable	0)	(60,785)
Inventory	(2,663)	(3,465)
Due from affiliate
Related party loans
Prepaid and other	4,269
Accounts payable	(5,131)	14,533
Accrued expenses	192,077	101,772
Net Cash (Used) Provided by Operating Activities	(101,996)	(411,593)

Cash flows from Investing Activities:
Other	0)	(825)

Net Cash (Used) Provided by investing Activities	0)	(825)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	0	770,000
Repayments of notes payable
Proceeds from sale of assets
Related party advances	112,168)	(71,590)
Net Cash Provided (Used) by Financing Activities	112,168	698,410

Net increase/decrease in Cash	10,172	283,787

Cash at beginning of period	3,715	2,000

Cash at end of period	$13,887	$285,787

Supplemental cash flow information:
Interest paid	$	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
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
As of September 30, 2015
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
As of September 30, 2015
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
As of September 30, 2015
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
As of September 30, 2015
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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended September 30, 2015 and 2014: (b) the financial position at September 30, 2015 and March 31, 2015 and (c) cash flows for the three and nine months ended September 30, 2015 and 2014, have been made.  Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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
As of September 30, 2015
(Unaudited)

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

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its wholly owned subsidiaries, URVape, Inc., HempTech Corp., and CB Scientific.

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

As of September 30, 2015 and March 31, 2015, the fair values of the Company's financial instruments approximate their historical carrying amount.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

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

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2015 and March 31, 2015.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives.  The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX, Test4 PersonalAnalytics and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at September 30, 2015 and March 31, 2015.

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
As of September 30, 2015
(Unaudited)

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement.

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended September 30, 2015 and 2014 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2014 based on the grant date fair value estimated.

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
As of September 30, 2015
(Unaudited)

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

3.  Going Concern

For the quarter ended September 30, 2015, the Company incurred a net loss of $203,918 and a cumulative net loss since inception of $7,964,665.  As of September 30, 2015, the Company had cash of $13,887 and working capital deficit of $332,317 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of September 30, 2015 and March 31, 2015 consists of the following:

	September, 2015	March, 2015

Computer equipment	$0-	$
Furniture and fixtures	5,606		4,005
	-		-
Accumulated depreciation	(927)		(128)
Net	$4,679		$3,877

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
As of September 30, 2015
(Unaudited)

5.   Intangibles

On May 2, 2014, the Company acquired the assets of MedTest, Inc., including Product Technology for 5,000,000 shares of Common Stock valued at $100,000.  FutureWorld also acquired certain Trademarks from HempTech Corp., URVape, Inc., and CB Scientific, Inc. for in April of 2014 valued at $825. The useful lives of the Product Technology and Trademarks have been evaluated to have a useful life of 15 years and are being amortized accordingly per the financial statements.  For the three months ended September 30, 2015, the amortization expense for intangible assets was $7,170 and $7,170, respectively.
	September 30, 2015	March 31, 2015

HempTech Product Technology	$100,000	$100,000
Trademarks	333	333
	-	-
Accumulated Amortization	(7170)	(7,170)
Intangibles, Net	$95,164	$93,164

6.     Stock Options and Awards

None

7.  Accrued Expenses

Accrued expenses at September 30, 2015 and March 31, 2015 were as follows:
	September 30, 2015	March 31, 2015
Accrued salaries and payroll taxes	$893,501	$742,372

Accrued interest	178,846	137,999
Accrued penalties		-
	$1,072,348	$880,371

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times.  On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%.  This note allows Mr. Talari to advance additional funds to the Company as needed.  At September 30, 2015 and March 31, 2015, the balance due to Mr. Talari on this Promissory Note is $150,126 and $299,118 respectively, and the accrued interest thereon at September 30, 2015 and March 31, 2015 is $67,511 and $45,048 respectively.

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
As of September 30, 2015
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

11.   Stockholders' Equity

Preferred Stock:  The Company has 100,000,000 shares of $0.0001 par value stock Authorized. 10,000,000 shares have been issued or are outstanding as of September 30, 2015.
Common Stock:   The Company has 4,900,000,000 shares of $0.0001 par value stock Authorized.  As of September 30, 2015, 1,363,628,371 shares were issued and outstanding.
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

Revenue

Currently, we derived all of our revenue from sales of URVape vaporizer pens, PersonalAnalytics test kits, and selling our CBD oil under "NutraCann". In 2015, lease and product revenue represented 100% of our total revenue.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for three months ended September 30, 2015 and 2014 was 8,052 and $77,463, respectively, representing a decrease . Substantially all revenue from 2015 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Total revenue for six months ended September 30, 2015 and 2014 was $9,773 and $77,772, respectively, representing an increase of 100%. Substantially all revenue from 2014 was derived from few customers. The increase in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 were approximately $152,049 and $336,588 respectively. The increase in selling, general and administrative expenses in 2015 as compared 2014 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company's start of operating activities.

Selling, general and administrative expenses for the six months ended September 30, 2015 and 2014 were approximately $306,442 and $503,499, respectively. The increase in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to the cost of additional human resources, higher professional fees related to fees associated with additional debt financings. General and administrative expenses increased due to additional expenses incurred as the result of the Company's start of operating activities.
Net Loss from Operations. For the quarter ended September 30, 2015 and 2014, we incurred net losses of $203,918 and $447,670, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $33,672 and $125,957 for the quarter ended September 30, 2015 and 2014, respectively. There were no write downs in 2015.

Net Loss from Operations. For the six months ended September 30, 2014 and 2013, we incurred net losses of $286,703 and $640,487, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $41,769 and $145,840, respectively. There were no write downs in 2015.

Compensation and consulting expenses were $130,607 and $117,897 for the three months ended September 30, 2015 and 2014 respectively, Compensation and consulting expenses were $212,054 and $212,054 for the six months ended September 30, 2015 and 2014 respectively. The increases are due to the increase in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $13,887 in cash at September 30, 2015, and 285,787 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

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

Item 4.  Controls and Procedures

As of September 30, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter September 30, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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