Form 10-K/A
period 2015-03-31
FUTUREWORLD CORP.
filed 2016-02-01
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of  March 31, 2015:

Common stock, par value $0.0001 per share	731,525,768
Other	None

·	Note This 10K does not include audited financials. Our previous Auditors unexpectedly, closed the operations, given us no time to effectively prepare for a new auditor. We are working diligently to remedy this situation by working with new auditors to complete a 10K with audited financials.

FutureWorld Corp.

 Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2015

INDEX

Page Number
PART I

Item 1.	Business	4

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

Index

·	Water-soluble Cannabidiol
·	Convergence, high pressure liquid, gas, and thin layer chromatography methods
·	Mass Spectrometry (molecular mass)
·	Liposomal formulations
·	Electron microscopy (SEM and TEM)
·	Supercritical extraction and chromatography
·	Research consultation

Currently Bioceutical Sciences(TM) manufactures, designs, processes and develops the following:

·	(Hemp) CBD oil testing and analytics
·	Raw (Hemp) CBD oil
·	Processed (Hemp) CBD oil with multi-variation in strength and quality
·	(Hemp) CBD oil formulations such as Vapes, Tinctures, Pills, Capsules, Edibles, and custom formulations for nutraceutical companies
·	Bioceutical Sciences(TM) products and services are also available as Private label to retailers, wholesalers and distributors worldwide.

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

Index

FUTUREWORLD CORP.

 Consolidated Statement of Operations

	For the Years Ended March 31,
	2015	2014
Operating Revenues
Net Sales	$53,965	$-

Total Operating Revenue	53,965	-

Operating Expenses
Salaries and Benefits	403,059	129,338
Other Administrative Expenses	625,854	12,570
Total Operating Expenses	(1,028,913)	141,908

Loss from Operations	(974,948)	(141,908)

Other Income and (Expenses)
Forgiveness of Debt	(6,900)
Interest expense	(423,309)	(14,411)
Total Other Income and (Expenses)	(430,209)	(14,411)

Net Loss For the Period	(1,405,157)	(156,319)

Average Number of Shares Outstanding
Basic	478,562,219	429,173,367

Fully Diluted	731,525,768	429,173,367

Net Loss Per Common Share
Basic	$(0.0029)	$(0.0004)

Fully Diluted	$(0.0019)	$(0.0004)

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