Form 10-Q
period 2015-12-31
FUTUREWORLD CORP.
filed 2016-03-02
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   February 23, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 22, 2016:

Common stock, par value $0.0001 per share	2,807,089,397
Other	None

This Form 10-Q is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm

FutureWorld Corp.

 Annual Report on Form 10-Q

For the Second Quarter Ended December 31, 2015

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

FUTUREWORLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

		December 31,		March 31,
Assets		2015		2015
Current assets		(unaudited)		(unaudited)

Cash		(1,502)		3,715
Accounts receivable		126,436		382,782
Related party receivables		136,799
Inventory		49,851		49,851
Note receivable				100
Total current assets		311,584		434,529

Property & equipment, net of accumulated - net		4,244		4,005
Intangible property, net of accumulated – net		1,973		1,698
Marketable Securities		34,850,000		34,850,000
Investment in Subsidiary		97,814		93,165
Security Deposits		4,668		2,205
Total Assets		$35,270,283		$35,385,474

Liabilities and Stockholders' Equity	$		$
Current liabilities
Accounts payable		$22,397		$26,400
Accrued expenses		1,229,609		880,371
Notes Payable		231,646		457,204
Deferred Revenue				190,000
Loans and notes payable, related parties
Total current liabilities		1,483,652		1,553,975
Notes payable to shareholder – Related Parties		300,120		113,169
Total liabilities		1,689,875		1,667,144

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding		1,000		1,000
Common stock, $.0001 par value, 14,900,000,000 shares authorized,
2,140,751,919 and 731,525,768 shares issued and outstanding, respectively		214,316		73,155
Additional paid-in capital		41,520,978		41,112,757
Total stockholders' equity
Accumulated deficit		(8,155,888)		(7,468,578)
Total Stockholders' Equity		33,580,406		33,718,331

Total Liabilities and Stockholders' Equity		$35,270,281		$35,385,474

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$5,058	$77,463	$65,503	$77,772
Direct costs	1,764	37,352	13,386	37,534

Gross Profit	3,294	40,111	52,117	40,238

Operating expenses:
Salaries and benefits	157,814	128,446	372,394	230,282
Consulting	5,000	—	31,500	—
Professional fees	3,039	156,521	49,719	215,401
General and administrative	16,621	55,786	176,598	72,682
Amortization and depreciation	6,836	1,402	23,549	2,805
Total operating expenses	186,016	342,155	601,642	521,170

Other income (expense):
Interest expenses	(23,563)	(142,430)	(68,411)	(167,614)
Sale of assets, net		—		—
Total other (expense)	(23,563)	(142,430)	(68,411)	(167,614)

Loss from operations before income taxes	(209,579)	(444,474)	(670,053)	(648,546)

Provision for income taxes		—		—

Loss from operations before minority interest	(209,579)	((444,474)	(670,053)	(648,546)

Minority Interest		—		—

Net loss	$(209,579)	$(444,474)	$(670,053)	$(648,546)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	1,732,289,842	452,930,488	1,318,994,021	452,930,488

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)
	For the nine Months Ending
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$(670,053))	$(648,546)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	23,549	2.805
Stock based compensation		109,013
Amortization of debt discount	97,547	145,840
Changes in assets and liabilities:
Accounts receivable	126,436	(72,760)
Notes receivable	0)	(60,785)
Inventory	(49,882))	(3,465)
Due from affiliate
Related party loans
Prepaid and other
Accounts payable	(4,003)	14,533
Accrued expenses	349,238	101,772
Net Cash (Used) Provided by Operating Activities	(127,168), )	(411,593)

Cash flows from Investing Activities:
Other	0)	(825)

Net Cash (Used) Provided by investing Activities	0)	(825)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	0	770,000
Repayments of notes payable	(65,000)
Proceeds from sale of assets
Related party advances	186,951)	(71,590)
Net Cash Provided (Used) by Financing Activities	0	698,410

Net increase/decrease in Cash	(5,217)	283,787

Cash at beginning of period	3,715	2,000

Cash at end of period	$(1,502)	$285,787

Supplemental cash flow information:
Interest paid	$	$—
Taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of December 31, 2015

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

NutraCann Labs, Inc, - CB Scientific, Inc, - URVape, Inc, - HempTech Corp - Bioceudical Sciences

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

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended December 31, 2015 and 2014: (b) the financial position at December 31, 2015 and March 31, 2015 and (c) cash flows for the three and nine months ended December 31, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on from 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on August 12, 2015.

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

As of December 31, 2015 and March 31, 2015, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2015 and March 31, 2015.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives. The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Intellectual Property & licensing for CaNNaTRAK, SmartSense, CaNNaLyTiX, Test4 PersonalAnalytics and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at December 31, 2015 and March 31, 2015.

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

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended December 31, 2015 and 2014 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2014 based on the grant date fair value estimated.

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

3.  Going Concern

For the quarter ended December 31, 2015, the Company incurred a net loss of $203,918 and a cumulative net loss since inception of $7,964,665.  As of December 31, 2015, the Company had cash of $13,887 and working capital deficit of $332,317 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of December 31, 2015 and March 31, 2015 consists of the following:

	September, 2015	March, 2015

Computer equipment	$0-	$
Furniture and fixtures	5,606		4,005
	-		-
Accumulated depreciation	(1,362)		(128)
Net	$4,244		$3,877

5.   Intangibles

On May 2, 2014, the Company acquired the assets of MedTest, Inc., including Product Technology for 5,000,000 shares of Common Stock valued at $100,000.  FutureWorld also acquired certain Trademarks from HempTech Corp., URVape, Inc., and CB Scientific, Inc. for in April of 2014 valued at $825. The useful lives of the Product Technology and Trademarks have been evaluated to have a useful life of 15 years and are being amortized accordingly per the financial statements. For the three months ended December 31, 2015, the amortization expense for intangible assets was $7,170 and $7,170, respectively.

December 31, 2015	March 31, 2015

	$100,000	$100,000
Trademarks	4,984	333
	-	-
Accumulated Amortization	(7170)	(7,170)
Intangibles, Net	$97,814	$93,164

6.     Stock Options and Awards

None

7.  Accrued Expenses

Accrued expenses at December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015	March 31, 2015
Accrued salaries and payroll taxes	$1,027,199	$742,372

Accrued interest	202,410	137,999
Accrued penalties		-
	$1,229,609	$880,371

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At December 31, 2015 and March 31, 2015, the balance due to Mr. Talari on this Promissory Note is $150,126 and $299,118 respectively, and the accrued interest thereon at December 31, 2015 and March 31, 2015 is $67,511 and $45,048 respectively.

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

11. Stockholders’ Equity

Preferred Stock: The Company has 17,900,000,000 shares of $0.0001 par value stock Authorized. 10,000,000 shares have been issued or are outstanding as of December 31, 2015.

Common Stock: The Company has 4,900,000,000 shares of $0.0001 par value stock Authorized. As of December 31, 2015, 1,363,628,371 shares were issued and outstanding.

11. Subsequent Events

None

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

Revenue

Currently, we derived all of our revenue from sales of URVape vaporizer pens, PersonalAnalytics test kits, and selling our CBD oil under “NutraCann”. In 2015, lease and product revenue represented 100% of our total revenue.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for three months ended December 31, 2015 and 2014 was $ 5,058 and $77,463, respectively, representing a decrease . Substantially all revenue from 2015 was derived from few customers. The decrease in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Total revenue for nine months ended December 31, 2015 and 2014 was $65,503 and $77,772, respectively. Substantially all revenue from 2015 was derived from few customers. The decrease in total revenue is attributable to our successful ongoing product development efforts and inventions such as URVape and PersonalAnalytics test kits. We expect to substantially increase our total revenue by marketing HempTech related products and services for the next several quarters.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended December 31, 2015 and 2014 were approximately $16,621 and $336,588 respectively. The decrease in selling, general and administrative expenses in 2015 as compared 2014 was due primarily to the reduction in cost of additional human resources, professional fees related to fees associated with additional debt financings. General and administrative expenses decreased since we have focused on research and development

Selling, general and administrative expenses for the nine months ended December 31, 2015 and 2014 were approximately $ 176,598 and $503,499, respectively. The decrease in selling, general and administrative expenses in 2014 as compared 2013 was due primarily to curtailing cost while focusing on research and development.

Net Loss from Operations. For the quarter ended December 31, 2015 and 2014, we incurred net losses of $209,579 and $447,670, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $32,520 and $125,957 for the quarter ended December 31, 2015 and 2014, respectively. There were no write downs in 2015.

Net Loss from Operations. For the nine months ended December 31, 2014 and 2013, we incurred net losses of $670,053 and $640,487, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $121,096 and $145,840, respectively. There were no write downs in 2015.

Compensation and consulting expenses were $157,814 and $117,897 for the three months ended December 31, 2015 and 2014 respectively, Compensation and consulting expenses were $372,394 and $212,054 for the nine months ended December 31, 2015 and 2014 respectively. The increases are due to the increase in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $13,887 in cash at December 31, 2015, and 285,787 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these financial statements were issued.

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

Item 4.  Controls and Procedures

As of December 31, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter December 31, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

(b) We did not terminate any legal proceedings during the second quarter of our 2016 fiscal year.

Item 1A	Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K and for the first quarter June 30, 2015 filed with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

HempTech Corp is in the process of fund raising for $5,000,000 through a M&A advisory. It has completed in product lines and marketing heavily. We have spun off CB Scientific on February 2016.

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