Form 10-K/A
period 2015-03-31
FUTUREWORLD CORP.
filed 2016-05-31
CIK 1273988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

1.	Locate and seek out unique and disruptive companies within the industry that have unique products, billion dollar market potential and strong management team.
2.	Assess their product path and stage of development, the required funding and corporate structural need.
3.
Purchase a minimum of 10% to 100% stake of these companies based on factors such as, market valuation, funding need, market potential and internal negotiations.  Acquisition would be structured through a stock exchange by and between FutureWorld and the target company (public or private) or cash or both.

4.	Each company will have a representative on the board of the directors of FutureWorld and selected member of their management teams may be offered corporate positions with FutureWorld.
5.	Minority held companies will keep control in decision making and policies.
6.	With each successive acquisition by the parent company, FutureWorld, the shares held by the investors and the acquired companies will become more valuable and stronger.
7.	Foster the growth of the acquired company by our assistance to its management, and by corporate, product development, sales, expansion and funding support.
8.
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

Our critical accounting policies include:

Basis of Presentation
The financial statements include the accounts of FutureWorld Corp under the accrual basis of accounting.

Management's Use of Estimates
The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

Deferred Taxes
The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of March 31, 2015 and 2014, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not material. The allowance for doubtful debts is created by forming a credit balance which is deducted from the total receivables balance in the statement of financial position. This works in the same way as accumulated depreciation is deducted from the fixed asset cost account. The allowance for doubtful debts reduces the receivable balance to the amount that the entity prudently estimates to recover in the future.

As of March 31, 2015, the Company has $68,033 trade receivable and $86,123 in related party receivable.

Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Revenue Recognition
The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

Marketable securities and other investments
Marketable equity securities included in marketable securities (current) and other investments (non-current) are stated at the lower of cost or market in the aggregate. Other marketable securities included in marketable securities (current) are stated at the lower of cost or market in the aggregate and investments other than marketable equity securities in other investments (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary. Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

Comprehensive Income (Loss)
The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Convertible Debentures
If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Stock-Based Compensation
The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Fair Value of Financial Instruments
Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature
For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Advertising, Marketing and Public Relations
The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred.

Research and development costs
The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $0 for the years ended March 31, 2015 and 2014, respectively.

Income Taxes
The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net Income (loss) Per Common Share
The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry specific guidance. The standard's core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and disclosures.

In August 2014, FASB issued ASU 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2015, the Company incurred a net loss of $1,405,156. As of March 31, 2015, the Company had a working capital deficit of $800,885 and $2,330 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

 Financial Statements of FutureWorld Corp. as of and for the years ended March 31, 2015 and 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FutureWorld Corp. and subsidiaries
Saint Petersburg, Florida

We have audited the accompanying consolidated balance sheet of FutureWorld Corp. and subsidiaries (the "Company"), as of March 31, 2015 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FutureWorld Corp. and its subsidiaries as of March 31, 2015 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company requires a substantial amount of additional financing in order to operate and grow its business either directly or through its subsidiaries, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
May 31, 2016

FUTUREWORLD CORP. Consolidated Balance Sheets
	As of March 31,
	2015	2014
Current Assets
Cash in Banks	$2,330	$2,000
Inventory	76,591
Accounts Receivable Trade	68,033	-
Accounts Receivable Related Party	86,173
Prepaid expenses	100	-
Total Current Assets	233,227	2,000

Property and Equipment
Office Furniture & Equipment (Net)	3,877	-
		-
Total Property and Equipment, Net of Depreciation	3,877	-

Other Assets		-
Intangible Assets Other	1,697	-
Intangible Assets	92,830	-
Security Deposits	2,205	-
Total Other Assets	96,732	-

Total Assets	$333,836	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$30,400	$6,350
Accrued Expenses	916,366	1,089,530
Notes Payable	447,762	-
Amortization-Notes payable	(365,209)	-
Total Current Liabilities	1,029,319	1,095,880

Long Term Liabilities
Loans & notes payable - Related Parties	129,247	277,338
Total Long Term Liabilities	129,247	277,338

Total Liabilities	1,158,566	1,373,218
Commitments & Contingencies (Note 9)
Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 8,000,000 and 0 shares issued and outstanding	800	-
Common stock, $.0001 par value, 1,900,000,000 shares authorized,
731,525,768 and 446,373,966 shares issued and outstanding	73,153	44,637
Additional Paid-in Capital	6,713,997	4,647,567
Retained deficit accumulated	(7,612,879)	(6,063,422)

Total Stockholders' Equity (Deficit)	(824,930)	(1,371,218)

Total Liabilities & Stockholders' Equity (Deficit)	$333,836	$2,000

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.
 Consolidated Statements of Operations

	For the Years Ended March 31,
	2015	2014
Operating Revenues
Income from Product Sales	$90,014	$-
Cost of Goods Sold	(48,695)
Total Operating Revenue	41,319	-

Operating Expenses
Salaries and Benefits	431,206	129,338
Professional Fees	349,908	0
Other Administrative Expenses	316,324	12,570
Total Operating Expenses	(1,097,438)	141,908

Loss from Operations	(1,056,119)	(141,908)

Other Income and (Expenses)

Interest expense	(493,338)	(14,411)
Total Other Income and (Expenses)	(493,338)	(14,411)

Net Loss For the Period	$(1,549,457)	$(156,319)

Average Number of Shares Outstanding
Basic	478,562,219	429,173,367

Net Loss Per Common Share
Basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.
Consolidated Statement of Changes in Stockholders Equity (Deficit)

								Total
	Preferred Stock			Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2013		$		416,373,966	$41,637	$4,620,567	$(5,907,103)	$(1,244,899)
Accrued dividend on preferred stock					$-			$-
Conversion of dividend into common stock					$-			$-
Exercise of options					$-			$-
Intrinsic value of beneficial conversion feature					$-			$-
Common stock issued for debt				30,000,000	$3,000	$27,000		$30,000
Common stock issued for services					$-			$-
Issuance of common stock					$-			$-
Options issued for services					$-			$-
Warrants issued for services					$-			$-
Imputed interest					$-			$-
Net loss for 12 months ended December 31, 2014							$(156,319)	$(156,319)
Balance as of March 31, 2014		$		446,373,966	$44,637	$4,647,567	$(6,063,422)	$(1,371,218)

Common stock issued Medtest (Note 6)				5,000,000	$500	$99,500		$100,000
Common stock issued upon exercise of warrants for cash					$-			$-
Common shares issued upon cashless exercise of warrants					$-			$-
Common stock issued for services				4,321,795	$432	$117,068		$117,500
Stock based compensation related to stock options					$-			$-
Common stock to be issued from exercise of options					$-			$-
Fair value of warrants issued for services					$-			$-
Common stock issued upon conversion of debentures				275,830,007	$27,583	$1,350,862		$1,378,445
Preferred Stock Issuance to Talari for Conversion	8,000,000		$800		$-	$499,000		$499,800
Net loss for 12 months ended December 31, 2015							$(1,549,457)	$(1,549,457)
Balance as of March 31, 2015	8,000,000		$800	731,525,768	$731,526	$6,713,997	$(7,612,879)	$(824,930)

The accompanying notes are an integral part of this financial statement

FUTUREWORLD CORP.

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2015	2014
C ash Flows From Operating Activities

Net Loss	$(1,549,457)	$(156,319)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation & amortization	7,298	-
Amortization for Debt Discount	365,209
Changes in working capital components:
Accounts Receivable	(154,206)
Inventory Purchases	(76,591)
Pre-paid & Other	(2,305)
Purchase Equipment	(4,005)
Accounts payable	24,050	6,350
Accrued salaries	471,998	129,338
Other accrued expenses	137,433	14,411
Net Cash Used by Operations	(780,576)	(6,220)

Cash Flows from Investing Activities		-
Increase in Intangible Properties	(1,697)	-
Net Cash used in Investing Activities	(1,697)	-

Cash Flows from Financing Activities
Proceeds from Issuance of Notes Payable	903,630	0
Related Party Loans	(121,027)	8,220
Net Cash Provided by Financing Activities	782,603	8,220

Net Increase (Decrease) in Cash	330	2,000
Cash Balance, Beginning of the Year	2,000

Cash Balance, End of the Year	$2,330	$2,000

Supplemental Disclosures on Interest and Income Taxes Paid:
Interest paid for the year end	$493,338	$-
Income taxes paid for the year end	$0	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debt into common stock	$609,238	$30,000
Debt obligation expenses financed	153,370	-

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

Our current Subsidiaries include; HempTech Corp, CB Scientific, URVape, Bioceutical Sciences, and FutureLand Corp.

2.  Summary of Significant Accounting Policies
Basis of Presentation
The financial statements include the accounts of FutureWorld Corp under the accrual basis of accounting.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

Management's Use of Estimates
The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

Deferred Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.
Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of March 31, 2015 and 2014, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not material. The allowance for doubtful debts is created by forming a credit balance which is deducted from the total receivables balance in the statement of financial position. This works in the same way as accumulated depreciation is deducted from the fixed asset cost account. The allowance for doubtful debts reduces the receivable balance to the amount that the entity prudently estimates to recover in the future.

As of March 31, 2015, the Company has $68,033 trade receivable and $86,123 in related party receivable.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Revenue Recognition

The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

Recent Accounting Pronouncements

Since the year ended March 31, 2015 and through May 31, 2016, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

Convertible Debentures
If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

Research and development costs

N/A
Income Taxes
The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

 Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.

Preferred Shares Potential Dilution Factor

Company's CEO, Mr. Talari, Holds 8,000,000 shares of Preferred Series A stock as of March 31, 2015, with conversion ratio of 1 Preferred to 200 Common stock. If all Preferred Series A stocks are converted, there will be a substantial increase in the outstanding common stock hence significant dilution to the common stock holders.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

3.  Going Concern

For the year ended March 31, 2015, the Company incurred a net loss of $1,549,457 and a cumulative net loss since inception of $7,612,879.  As of March 31, 2015, the Company had a working capital deficit of $796,092 and $2,330 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of March 31, 2015 and 2014 consists of the following:

	2015	2014

Computer equipment	$4005	$-
Furniture and fixtures	0	-
		-
Accumulated depreciation	128	-
Net	$3,877	$-

5.     Related Parties Transactions

Mr. Talari has advanced funds to the Company at various times.  On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%.  This note allows Mr. Talari to advance additional funds to the Company as needed.  At March 31, 2015 and 2014, the balance due to Mr. Talari on this Promissory Note is $186,160 and $277,338 respectively, and the accrued interest thereon at March 31, 2015 and 2014 is $59,459 and $59,459 respectively.

On 11/19/2014, Company issued 10,000,000 shares of Preferred Series A stock to Talari Industries LLC for a debt cancellation of $500,000.

On 4/15/2015, the Company issued Talari Industries LLC 2,000,000 shares of shares of Preferred Series A stock.

6.  Accrued Expenses

Accrued expenses at March 31, 2015 and 2014 were as follows:

	2015	2014
Accrued salaries	$764,522	$1,030,071

Accrued interest	151,844	59,459

	$916,366	$1,089,530

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

7.   Related Parties Disclosures

Office Space
During the Company's initial stage, it has limited need for use of office space or equipment.  The Company operates out of office space provided by the principals at an allocated cost to the Company in Saint Petersburg, Florida.  Rent totaled $ 20,294 for the year ending 3-31-2015.

8.   Debt Disclosure

From time to time, the Company raises operational funds through debt instruments such as convertible debentures. For shares that would be issued if contingently convertible securities were converted, the shares are included in the calculation of diluted EPS, based on ASC 505-10-50-9.

9.  Commitments & Contingencies

On or prior to 3/31/2015, the Company had employment agreements, employment offers with certain employees and non-employees of the company and they are as follows;

Kevin Defant - Offer Letter – Temporary Term

Product Development Manager

·	Salary: In consideration that your initial employment will be of a Part time nature based on the annual gross starting salary of $48,000.00. If employee chooses to work part time, the salary will be adjusted as such. The salary will be paid as follows:

·	Compensation of $4,000 per month deferred until such time as we obtain funding or adequate revenue or it may be paid in part with available cash. All unpaid salary, if cannot be paid by cash, maybe paid in common stock of the company with the employee's request.

·	Salary will be adjusted to up to $50,000 annually based on milestones set by the CEO and board of directors and met by you at future date decided by the Board.

Performance Bonuses (Grants):

o	You are eligible to receive a grant of 200,000 shares of common stock in FutureWorld Energy. Annually, for two years, on the anniversary of your start date, 100,000 of these restricted shares will be eligible to vest.

o	You will also be eligible to receive an option of 1,500,000 shares of common stock in FutureWorld Energy at $0.02 per share. Annually, for three years, on the anniversary of your start date, 500,000 of these restricted shares will be eligible to vest by achievement of your defined goals and objectives.

None of the performance grants or options were issued since Mr. Defant started working for HempTech post 3/31/2015.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

Karin Rohret – Employment agreement – Signed April 1, 2013 – Four years' term

Book Keeper/Accountant

Compensation.

     4.1 Base Salary. As compensation for Employee's services rendered hereunder, the Company shall pay to Employee a base salary at an annual rate equal to Twenty-Three Thousand Five Hundred Dollars ($23,500) or One Thousand Nine Hundred Fifty ($1,950) per month (the "Base Salary"). The Base Salary shall thereafter be increased annually at the greater of (i) ten percent (10%) or (ii) such other increase as may be approved by the Board of Directors. The Base Salary shall be payable to Employee on a monthly basis, when the Company is adequately funded, in accordance with the Company's standard policies for management personnel. Prior to funding, employee's salary shall accrue and will be paid with adequate funding. Until such time as Future World Energy, Inc. can hire Karen Rohret to come on board full-time as an employee to Future World Energy, this salary shall be .1875% of the yearly sum (30 hrs per month).  Until modification of this document to begin full time employment Karen Rohret' salary will be Eight Hundred Fifty-Nine Dollars and 37 cents ($859.37) per month.

     4.2 Incentive Compensation. With respect to each calendar year, or portion thereof, beginning with calendar year 2014, Employee shall be eligible to receive incentive compensation or a bonus, payable solely in the discretion of the Board of Directors.

None of the performance grants or options were issued by 3/31/2015.

Terry Gardner – Employment agreement – Signed July 1, 2014 – Four Years term

VP of Engineering and Professional Services

Base salary as compensation for the services to be rendered by Employee to the Company as provided in Section 1 and subject to the terms and conditions of Section 2, the Company agrees to pay to Employee $10,000 per month. However, until such time as the company is fully funded or the company wins a contract large enough to self-sustain, the Employee will be paid $3,000 per month with the remaining amount accrued on a monthly basis. Employee's salary will be reviewed on an annual basis at the twelve (12) month anniversary of this Agreement.

a.  Should the situation arise where the Company is unable to pay any portion of the cash compensation, the Employee shall have the right to request payment of unpaid salaries or a portion thereof in Shares of Company stock ("Shares") of the Company (unless there is a change in SEC rules which modifies or alters the Company's ability to issue shares for compensation).

        b. The Employee agrees that the settlement date for any compensation paid in shares shall be the date he requests issuance of Shares in lieu of cash compensation.  The employee shall have sole discretion as to the timing to receive restricted Shares, for a portion of or the full compensation amount due.

        c. Should a situation arise, where there is no market for shares in HempTech whatsoever and said shares are unable to be converted to cash, the Company shall replace these unmarketable shares with cash compensation equal to the value intended.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

   3.2 Share Compensation.
        a. Employee, as part of the core team is entitled to receive a grant of 5% of the Company's issued and outstanding common shares, par value $0.001. The grants shall be issued or trued up as follows; at the end of the first year Employee shall be entitled to a total of 2.5% ownership of the Company's outstanding common stock, at the end of year 2 Employee shall be entitled to a total of 5% ownership of the Company's outstanding common stock. Upon change of Control, Merger or Acquisition, the ownership percentage shall accelerate to the 5% ownership level.

None of the performance grants or options were issued since Mr. Gardner started working for HempTech post 3/31/2015.

Sam Talari – Employment Agreement – Signed 1st day of January, 2012

CEO

Compensation.

     4.1 Base Salary. As compensation for Employee's services rendered hereunder, the Company shall pay to Employee a base salary at an annual rate equal to One Hundred and Two Thousand Dollars ($102,000) or Eight Thousand Five Hundred Dollars ($8,500) per month (the "Base Salary") when Company attains adequate funding. Henceforth until adequate funding, with company's ability, the Employee will be given a draw of about Four Thousand Dollars ($4,000) per month for services rendered against Employee's salary. The Base Salary shall thereafter be increased annually at the greater of (i) five percent (5%) or (ii) such other increase as may be approved by the Board of Directors. The Base Salary shall be payable to Employee on a monthly basis, in accordance with the Company's standard policies for management personnel.

On 4/1/2015, The Compensation was amended for the Company to pay to Employee a base salary at an annual rate equal to One Hundred and Eighty Thousand Dollars ($180,000) or Fifteen Thousand Dollars ($15,000) per month (the "Base Salary").

CB Scientific cancelled agreements with certain employees terminated as of March 31, 2015. There are no contingencies or liabilities in effect post termination;

Bill Short

On April 24, 2014, the Company entered into a three-year Employment Agreement with Mr. Short, CB Scientific's Acting Chief Operations Officer. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $3,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees

Derek Lebahn

On May 15, 2014, the Company entered into a three-year Employment Agreement with Mr. Lebahn, the Company's Acting President of the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

Charles Steinberg

On May 15, 2014, the Company entered into a three-year Employment Agreement with Mr. Steinberg, the Company's Acting Vice President of the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

Joseph Kelly

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Kelly, the Company's Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $1,600 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

Andrew Marlatt

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Marlatt, the Company's Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

Richard Buck

On June 18, 2014, the Company entered into a three-year Employment Agreement with Mr. Buck, the Company's Acting Product Development Executive for the CB Scientific Division. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,400 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.

11.   Change in Management

NONE

12.  Income Taxes

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

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended March 31, 2015, or for the period July 23, 2002 (date of inception) through March 31, 2015. As of this filing, the company has not filed tax returns for the year end March 31, 2015 and 2014.

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

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective Federal income tax rate of 34% is $20,367,959 (in addition to the pre-acquisition annual limitation carry-forward discussed in the following paragraph), and a valuation allowance has been set up for the full amount because of the unlikelihood that the accumulated deferred tax benefit will be realized in the future.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

For income tax purposes the Company has available a net operating loss carry-forward of $7,614,142 from inception to March 31, 2015, which will expire year by year, is available to offset future federal and state taxable income and that expire in various periods through 2035 for federal tax purposes and 2020 for state tax purposes.  No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

13.   Equity

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

14.  Subsequent Events

On June 03, 2015, FutureWorld Corp. ("FutureWorld") entered into a preliminary agreement for a proposed JV (the "Agreement") with American Green in the distribution of its ZaZZZ robotic dispensaries nationwide under the brand name CaNNaBoX. The partnership will be utilizing both companies' technical background and rapidly expanding relationships in the cannabis market. CaNNaBoX robotic dispensaries are secure delivery and control systems for use in licensed cannabis dispensaries and not "vending machines". Their specific design benefits public safety, governance, dispensaries, and consumers. The Company intends to work with the American Green to lay out specific marketing partnerships, setting up regional, national and international strategies designed to achieve to 1500 unit deployment. The Top Level Design for the Product and its target platform will be discussed in length in the actual JV Agreement. The Parties agree to make every effort to complete the Product according to the JV Agreement.

From May 19, 2015 to May 27, 2016, FutureWorld ("we", "us" "our") issued an aggregate of $366,000 of convertible debt to five separate investors in private transactions (described below) exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on exemptions provided by Regulation D and Section 4(a)(2) of the Securities Act.

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

Purchase and Sale Agreement with Net:X America Inc.

On December 10, 2015, FutureWorld Corp, a Delaware Corporation ("FWDG"), entered into a Purchase and Sale Agreement (the "PSA") with Net:X America Inc., an Oregon Corporation, located in Portland, Oregon (hereinafter referred to as "NXAM" or "Buyer"), to sell all of the assets of CB Scientific, Inc. (hereinafter referred to as "CB" or "SELLER"), which is a private Colorado Corporation, for stock. On February 10, 2016, FutureWorld Corp closed the CB Scientific Sale transaction. The Sale will be effective as of February 17, 2016 pending the completion of restructuring of NXAM due on February 16, 2016.

Consideration for the sale and purchase of the Sellers Assets shall be in the form of financing commitment, shares of the Corporation as well as other items as set forth herein and as follows (collectively the "Consideration"):

a.	A purchase price paid for by the issuance of 57,105,263 shares of Common stock, par value $0.001, on the Closing Date (after recapitalization on February 17, 2016) to CB Scientific shareholders. All such common shares shall be received of the NXAM common shares under the requisite restriction of Rule 144 of the Securities Act.
b.	NXAM shall also issue to CB One share of Preferred Series A2 of NXAM with a thirty percent (30%) dividend of the yearly gross cash flow of the operations of CB. Such share shall not be sold or delivered to any party except for CB as a corporation. The rights to the dividend of revenue shall be designated by CB within thirty days of the execution of this agreement. Future revenue distribution shall be subject to separate agreement. CB will also receive thirty percent (30%) dividend of the yearly gross cash flow of any other operations, projects (Labs, schools, etc.) delivered by CB to the Company.
c.	CB shall with execution of this agreement be entitled to 25,000,000 shares of the common stock warrant of NXAM with the price for such warrant exercise being based on a 50% discount to the closing price of the stock on the date of execution of this agreement (post reverse capitalization). Such warrants shall be exercisable for a period of two years from the date of this agreement.

The Company has agreed, subject to certain exceptions with respect to unsolicited proposals, not to initiate, facilitate, solicit, encourage (including, without limitation, by way of furnishing non-public information) or accept any inquiries regarding, or the making of any proposal or offer that constitutes, or could reasonably be expected to result in, an "acquisition proposal" or engage in, continue or otherwise participate in any discussions, communications or negotiations regarding an acquisition proposal. The Company also has agreed that its Board of Directors shall not approve or recommend, or publicly propose to approve or recommend, to the Company's shareholders any acquisition proposal or approve, authorize or permit or allow the Company to enter into any agreement, arrangement or understanding with respect to any acquisition proposal or enter into any agreement, arrangement or understanding in principle requiring the Company to abandon, terminate, or fail to consummate the transactions contemplated by, or breach any of its obligations under, the Asset Purchase Agreement.

The Asset Purchase Agreement also contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Asset Purchase Agreement. Such representations and warranties are made solely for purposes of the Asset Purchase Agreement and, in some cases, may be subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Asset Purchase Agreement and may have been qualified by disclosures that were made in connection with the parties' entry into the Asset Purchase Agreement.

FUTUREWORLD CORP.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014

In addition, certain representations and warranties set forth in the Asset Purchase Agreement may have been used for purposes of risk-allocation between CB and NXAM rather than establishing matters of fact. The representations and warranties contained in the Asset Purchase Agreement were made solely for the benefit of the parties thereto. Persons not party to the Asset Purchase Agreement, including, without limitation, the Company's shareholders and other investors, should not rely on the representations and warranties contained in the Asset Purchase Agreement, or any descriptions thereof, including those contained in this Current Report on Form 8-K (this "Report"), as characterizations of the actual facts or conditions applicable to CB product lines or any of the Company's other product lines or subsidiaries.

On 11/19/2014, Company issued 10,000,000 shares of Preferred Series A stock to Talari Industries LLC for a debt cancellation of $500,000.

On 4/15/2015, the Company issued Talari Industries LLC 2,000,000 shares of shares of Preferred Series A stock.

Purchase and Exchange Agreement with Building Turbines, Inc

On February 26, 2016, Shareholder (hereafter referred to as "Selling Holder" or by name) of Building Turbines, Inc. which is a publicly held Nevada Company (BLDW), entered into a purchase and exchange agreement with FutureWorld Corp. (hereafter referred to as "FWDG") a Delaware Corporation and its partially owned subsidiary HempTech Corp., (hereafter referred to as "HTC"), a Delaware Corporation, to deliver to FutureWorld and HempTech Shareholders, the certain share holdings of Building Turbines, Inc., as an exchange for such consideration as set forth in the agreement. In effect, post transaction, Building Turbines, Inc., will become HempTech Corp through change in control.

On March 11, 2016, FutureWorld Corp closed the HempTech Corp-Building Turbines transaction. The transaction will be fully effective with the completion of restructuring of BLDW due when approved by FINRA.

Consideration for the purchase and exchange agreement is as follows (collectively the "Consideration"):

a.
A purchase price paid for by the issuance of 62,500,950 shares of Common stock, par value $0.001, on the Closing Date (after recapitalization) to HempTech Corp shareholders. All such common shares shall be received of the BLDW common shares under the requisite restriction of Rule 144 of the Securities Act.

b.	In return for those shares of BLDW as designated, the BLDW selling holder, John Graham, shall receive, post-reverse division, an amount of common shares of the Corporation which will be equal to nine and nine tenths percent (9.9%) of the total outstanding common shares of the Corporation ("Exchanged Shares") after such reverse division occurs and the initial post-reverse issuance occurs. The amount of shares to be initially issued shall for such 9.9% of the total outstanding common shares after the reverse division shall be 6,187,594 common shares.

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

*Direct and indirect ownership. Includes 8,000,000 shares of Preferred Series A as of March 31, 2015.

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

Item 14.  Principal Accountant Fees and Services

The accounting firm of Turner & Stone Certified Public Accountants were engaged to auditing year 2015. The fees were $9,000.  No fees paid for consulting or tax work, during 2015 and 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) FINANCIAL STATEMENTS

See index in Item 8

(a)(2) FINANCIAL STATEMENT SCHEDULES

None

(a)(3) OTHER EXHIBITS

31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

31.2	Principal Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

32.1	Principal Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Principal Principal Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FutureWorld Corp.

Date: May 31, 2016	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	May 31, 2016
Saeed (Sam) Talari, Acting Principal Executive Officer and Director