Form 10-K
period 2016-03-31
FUTUREWORLD CORP.
filed 2016-07-14
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   July 14th 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$1,800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2016:

Common stock, par value $0.0001 per share	2,807,089,397
Other	None

FutureWorld Corp.

 Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2016

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

Current Operations

The address of our executive offices is:  10901 Roosevelt Blvd, Suite 1000c, Saint Petersburg, FL 33716 and our telephone number at that address is 727-474-1816. The address of our web site is www.futureworldcorp.com. The information at our web site is for general information and marketing purposes and is not part of this annual report for purposes of liability for disclosures under the federal securities laws.

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

Purchase and Sale Agreement with Net:X America Inc.

On December 10, 2015, FutureWorld Corp, a Delaware Corporation ("FWDG"), entered into a Purchase and Sale Agreement (the "PSA") with Net:X America Inc., an Oregon Corporation, located in Portland, Oregon (hereinafter referred to as "CBSC" or "Buyer"), to sell all of the assets of CB Scientific, Inc. (hereinafter referred to as "CB" or "SELLER"), which is a private Colorado Corporation, for stock. On February 10, 2016, FutureWorld Corp closed the CB Scientific Sale transaction. The Sale will be effective as of February 17, 2016 pending the completion of restructuring of CBSC due on February 16, 2016.

Consideration for the sale and purchase of the Sellers Assets shall be in the form of financing commitment, shares of the Corporation as well as other items as set forth herein and as follows (collectively the "Consideration"):

a. A purchase price paid for by the issuance of 57,105,263 shares of Common stock, par value $0.001, on the Closing Date (after recapitalization on February 17, 2016) to CB Scientific shareholders. All such common shares shall be received of the CBSC common shares under the requisite restriction of Rule 144 of the Securities Act.

b. CBSC shall also issue to CB One share of Preferred Series A2 of CBSC with a thirty percent (30%) dividend of the yearly gross cash flow of the operations of CB. Such share shall not be sold or delivered to any party except for CB as a corporation. The rights to the dividend of revenue shall be designated by CB within thirty days of the execution of this agreement. Future revenue distribution shall be subject to separate agreement. CB will also receive thirty percent (30%) dividend of the yearly gross cash flow of any other operations, projects (Labs, schools, etc.) delivered by CB to the Company.

c. CB shall with execution of this agreement be entitled to 25,000,000 shares of the common stock warrant of CBSC with the price for such warrant exercise being based on a 50% discount to the closing price of the stock on the date of execution of this agreement (post reverse capitalization). Such warrants shall be exercisable for a period of two years from the date of this agreement.

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

In addition, certain representations and warranties set forth in the Asset Purchase Agreement may have been used for purposes of risk-allocation between CB and CBSC rather than establishing matters of fact. The representations and warranties contained in the Asset Purchase Agreement were made solely for the benefit of the parties thereto. Persons not party to the Asset Purchase Agreement, including, without limitation, the Company's shareholders and other investors, should not rely on the representations and warranties contained in the Asset Purchase Agreement, or any descriptions thereof, including those contained in this Current Report on Form 8-K (this "Report"), as characterizations of the actual facts or conditions applicable to CB product lines or any of the Company's other product lines or subsidiaries.

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

Purchase and Exchange Agreement with Building Turbines, Inc

On February 26, 2016, Shareholder (hereafter referred to as "Selling Holder" or by name) of Building Turbines, Inc. which is a publicly held Nevada Company (HTCO), entered into a purchase and exchange agreement with FutureWorld Corp. (hereafter referred to as "FWDG") a Delaware Corporation and its partially owned subsidiary HempTech Corp., (hereafter referred to as "HTC"), a Delaware Corporation, to deliver to FutureWorld and HempTech Shareholders, the certain share holdings of Building Turbines, Inc., as an exchange for such consideration as set forth in the agreement. In effect, post transaction, Building Turbines, Inc., will become HempTech Corp through change in control.

On March 11, 2016, FutureWorld Corp closed the HempTech Corp-Building Turbines transaction. The transaction will be fully effective with the completion of restructuring of HTCO due when approved by FINRA.

Consideration for the purchase and exchange agreement is as follows (collectively the "Consideration"):

In return for those shares of HTCO as designated, the HTCO selling holder, John Graham, shall receive, post-reverse division, an amount of common shares of the Corporation which will be equal to nine and nine tenths percent (9.9%) of the total outstanding common shares of the Corporation ("Exchanged Shares") after such reverse division occurs and the initial post-reverse issuance occurs. The amount of shares to be initially issued shall for such 9.9% of the total outstanding common shares after the reverse division shall be 6,187,594 common shares.

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

Business Summary

The address of our executive offices is:  10901 Roosevelt Blvd, Suite 1000c, Saint Petersburg, FL 33716 and our telephone number at that address is 427-474-1816. The address of our web site is www.futureworldcorp.com. The information at our web site is for general information and marketing purposes and is not part of this quarterly report for purposes of liability for disclosures under the federal securities laws.

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

Purchase and Sale Agreement with Net:X America Inc.

On December 10, 2015, FutureWorld Corp, a Delaware Corporation ("FWDG"), entered into a Purchase and Sale Agreement (the "PSA") with Net:X America Inc., an Oregon Corporation, located in Portland, Oregon (hereinafter referred to as "CBSC" or "Buyer"), to sell all of the assets of CB Scientific, Inc. (hereinafter referred to as "CB" or "SELLER"), which is a private Colorado Corporation, for stock. On February 10, 2016, FutureWorld Corp closed the CB Scientific Sale transaction. The Sale will be effective as of February 17, 2016 pending the completion of restructuring of CBSC due on February 16, 2016.

Consideration for the sale and purchase of the Sellers Assets shall be in the form of financing commitment, shares of the Corporation as well as other items as set forth herein and as follows (collectively the "Consideration"):

a. A purchase price paid for by the issuance of 57,105,263 shares of Common stock, par value $0.001, on the Closing Date (after recapitalization on February 17, 2016) to CB Scientific shareholders. All such common shares shall be received of the CBSC common shares under the requisite restriction of Rule 144 of the Securities Act.

b. CBSC shall also issue to CB One share of Preferred Series A2 of CBSC with a thirty percent (30%) dividend of the yearly gross cash flow of the operations of CB. Such share shall not be sold or delivered to any party except for CB as a corporation. The rights to the dividend of revenue shall be designated by CB within thirty days of the execution of this agreement. Future revenue distribution shall be subject to separate agreement. CB will also receive thirty percent (30%) dividend of the yearly gross cash flow of any other operations, projects (Labs, schools, etc.) delivered by CB to the Company.

c. CB shall with execution of this agreement be entitled to 25,000,000 shares of the common stock warrant of CBSC with the price for such warrant exercise being based on a 50% discount to the closing price of the stock on the date of execution of this agreement (post reverse capitalization). Such warrants shall be exercisable for a period of two years from the date of this agreement.

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

In addition, certain representations and warranties set forth in the Asset Purchase Agreement may have been used for purposes of risk-allocation between CB and CBSC rather than establishing matters of fact. The representations and warranties contained in the Asset Purchase Agreement were made solely for the benefit of the parties thereto. Persons not party to the Asset Purchase Agreement, including, without limitation, the Company's shareholders and other investors, should not rely on the representations and warranties contained in the Asset Purchase Agreement, or any descriptions thereof, including those contained in this Current Report on Form 8-K (this "Report"), as characterizations of the actual facts or conditions applicable to CB product lines or any of the Company's other product lines or subsidiaries.

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

Purchase and Exchange Agreement with Building Turbines, Inc

On February 26, 2016, Shareholder (hereafter referred to as "Selling Holder" or by name) of Building Turbines, Inc. which is a publicly held Nevada Company (HTCO), entered into a purchase and exchange agreement with FutureWorld Corp. (hereafter referred to as "FWDG") a Delaware Corporation and its partially owned subsidiary HempTech Corp., (hereafter referred to as "HTC"), a Delaware Corporation, to deliver to FutureWorld and HempTech Shareholders, the certain share holdings of Building Turbines, Inc., as an exchange for such consideration as set forth in the agreement. In effect, post transaction, Building Turbines, Inc., will become HempTech Corp through change in control.

On March 11, 2016, FutureWorld Corp closed the HempTech Corp-Building Turbines transaction. The transaction will be fully effective with the completion of restructuring of HTCO due when approved by FINRA.

Consideration for the purchase and exchange agreement is as follows (collectively the "Consideration"):

In return for those shares of HTCO as designated, the HTCO selling holder, John Graham, shall receive, post-reverse division, an amount of common shares of the Corporation which will be equal to nine and nine tenths percent (9.9%) of the total outstanding common shares of the Corporation ("Exchanged Shares") after such reverse division occurs and the initial post-reverse issuance occurs. The amount of shares to be initially issued shall for such 9.9% of the total outstanding common shares after the reverse division shall be 6,187,594 common shares.

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

Researchers surveyed hundreds of medical cannabis retailers, processors, dispensary owners and industry leaders over the course of six months this year, and estimated that more than $1.43 billion worth of legal marijuana will be sold in 2014. The report also predicts that figure to grow $22 billion by 2020.

The fact is that this increase represents the fastest growth rate of any US industry that ArcView Market Research could find.

Medical marijuana is currently legal in 22 states and the District of Columbia. (Just modified now as Florida has passed legal medical cannabis with the Charlotte's Web strand; full strength medical marijuana is set for vote on Nov. 4, 2015)  Colorado is predicted to add $359 million to its existing market in 2014 and $1 billion in 2016.

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

 Item 1B.   Unresolved staff comments

None.

Item 2.     Properties

The address of our executive offices is: 10901 Roosevelt Blvd, Suite 1000c, Saint Petersburg, FL 33716 and our telephone number at that address is 727-474-1816. We maintain our executive's offices in a 13K square feet office and warehouse space. We believe the facilities are adequate for our operational needs.  We may require additional offices in the event of further expansions.

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

 (b)  We did not terminate any legal proceedings during the fourth quarter of our 2016 fiscal year.

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

	High Bid	Low Bid
Fiscal 2015:
Fourth Quarter	$.005	$.0007
Third Quarter	$.011	$.005
Second Quarter	$.030	$.022
First Quarter	$.024	$.018

Fiscal 2016:
Fourth Quarter	$.0003	$.000	1
Third Quarter	$.0003	$.0001
Second Quarter	$.004	$.002
First Quarter	$.004	$.002

As of March 31, 2016, we had 349 shareholders of record and approximately 5300 beneficial shareholders, and we had 2,807,089,397 shares of $0.0001 par value common stock outstanding.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of December 31, 2015 and 2014, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not material.

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

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $0 for the years ended March 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

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

PLAN OF OPERATIONS

As more fully described in "LIQUIDITY AND CAPITAL RESOURCES", we had $ 5,096 in cash at March 31, 2016, and $60,047 respectively, remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. We have no assurance we will be able to obtain additional funding to sustain even limited operations beyond twelve months based on the available lines of credit with Mr. Talari and FutureTech. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our technology. Our plan of operations set forth below depends entirely upon obtaining additional funding.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 2016, the Company incurred a net loss of $1,405,156. As of March 31, 2016, the Company had a working capital deficit of $800,885 and $2,330 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

 Financial Statements of FutureWorld Corp. as of and for the years ended March 31, 2016 and 2015.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended March 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended March 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Years ended March 31, 2016 and 2015

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FUTUREWORLD CORP. Consolidated Balance Sheets
	As of March 31,
	2016	2015
Current Assets
Cash in Banks	$5,096	$2,330
Inventory		76,591
Accounts Receivable Trade	27,100	68,033
Accounts Receivable Related Party	97,805	86,173
Security Deposits	6,710	2,305
Total Current Assets	136,711	235,432
Property and Equipment
Office Furniture & Equipment (Net)	499	3,877
		-
Total Property and Equipment, Net of Depreciation	499	3,877

Other Assets		-
Marketable Securities HempTech Corp	3,801,036	1,697
Marketable Securities CB Scientific	8,000,448	92,830
Intangible Assets	95,489	0
Total Other Assets	11,896,973	94,527

Total Assets	$12,034,183	$333,836

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$42,046	$30,400
Accrued Expenses	1,141,904	916,366
Notes Payable	276,987	447,762
Amortization-Notes payable	(196,032)	(365,209)
Total Current Liabilities	1,264,905	1,029,319

Long Term Liabilities
Loans & notes payable - Related Parties	(384,539)	129,247
Total Long Term Liabilities	(384,539)	129,247

Total Liabilities	880,366	1,158,566
Commitments & Contingencies (Note 9)
Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 8,000,000 and 0 shares issued and outstanding	1000	800
Common stock, $.0001 par value, 1,900,000,000 shares authorized,
2,807,089,397 and 731,525,768 shares issued and outstanding	280,710	73,153
Additional Paid-in Capital	7,034,632	6,713,997
Income from Marketable Securities	11,801,484
Retained deficit accumulated	(7,964,009)	(7,612,879)

Total Stockholders' Equity (Deficit)	11,152,817	(824,930)

Total Liabilities & Stockholders' Equity (Deficit)	$12,034,183	$333,836

  The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.

 Consolidated Statements of Operations

	For the Years Ended March 31,
	2016	2015
Operating Revenues
Income from Product Sales	$0	$90,014
Cost of Goods Sold	(0)	(48,695)
Total Operating Revenue	0	41,319

Operating Expenses
Salaries and Benefits	233,521	431,206
Professional Fees	180,610	349,908
Other Administrative Expenses	78,421	316,324
Total Operating Expenses	(492,552)	(1,097,438)

Loss from Operations	(492552)	(1,056,119)

Other Income and (Expenses)
Amortization Expense	(20,434)
Interest expense	(131,329)	(493,338)
Total Other Income and (Expenses)	(151,763)	(493,338)

Net Loss For the Period	$(644,315)	$(1,549,457)

Average Number of Shares Outstanding
Basic	1,885,069,180,	478,562,219

Net Loss Per Common Share
Basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Changes in Stockholders Equity (Deficit)

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2013		$	416,373,966	$41,637	$4,620,567	$(5,907,103)	$(1,244,899)
Accrued dividend on preferred stock				$-			$-
Conversion of dividend into common stock				$-			$-
Exercise of options				$-			$-
Intrinsic value of beneficial conversion feature				$-			$-
Common stock issued for debt			30,000,000	$3,000	$27,000		$30,000
Common stock issued for services				$-			$-
Issuance of common stock				$-			$-
Options issued for services				$-			$-
Warrants issued for services				$-			$-
Imputed interest				$-			$-
Net loss for 12 months ended December 31, 2014						$(156,319)	$(156,319)
Balance as of March 31, 2014		$	446,373,966	$44,637	$4,647,567	$(6,063,422)	$(1,371,218)

Common stock issued Medtest			5,000,000	$500	$99,500		$100,000
Common stock issued upon exercise of warrants for cash				$-			$-
Common shares issued upon cashless exercise of warrants				$-			$-
Common stock issued for services			4,321,795	$432	$117,068		$117,500
Stock based compensation related to stock options				$-			$-
Common stock to be issued from exercise of options				$-			$-
Fair value of warrants issued for services				$-			$-
Common stock issued upon conversion of debentures			275,830,007	$27,583	$1,350,862		$1,378,445
Preferred Stock Issuance to Talari for Conversion	8,000,000	$800		$-	$499,000		$499,800
Net loss for 12 months ended December 31, 2015						$(1,549,457)	$(1,549,457)
Balance as of March 31, 2015	8,000,000	$800	731,525,768	$731,526	$6,713,997	$(7,612,879)	$(824,930)

The accompanying notes are an integral part of this financial statement

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2016	2015
C ash Flows From Operating Activities

Net Loss	$(644,315)	$(1,549,457)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation & amortization	20,434	7,298
Amortization for Debt Discount	196,032	365,209
Changes in working capital components:
Accounts Receivable	40,933)	(154,206)
Inventory Purchases	0	(76,591)
Pre-paid & Other	0	(2,305)
Purchase Equipment	0	(4,005)
Accounts payable	11,646	24,050
Misc current liabilities	136,342
Accrued salaries	(225,538)	471,998
Other accrued expenses	64,411	137,433
Net Cash Used by Operations	(400,055)	(780,576)

Cash Flows from Investing Activities		-
Increase in Intangible Properties	2,659)	(1,697)
Net Cash used by Investing Activities	(2,659)	(1,697)

Cash Flows from Financing Activities
Proceeds from Issuance of Notes Payable	398,730	903,630
Related Party Loans	0	(121,027)
Net Cash Provided by Financing Activities	398,730	782,603

Net Increase (Decrease) in Cash	1,334	330
Cash Balance, Beginning of the Year	3,762	2000

Cash Balance, End of the Year	$5096	$2,330

Supplemental Disclosures on Interest and Income Taxes Paid:
Interest paid for the year end	$493,338	$493,338
Income taxes paid for the year end	$0	$0
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debt into common stock	$609,238	$609,238

  Debt Obligation Expenses Financed $ 0 153,370

The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2016 and 2015

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of March 31, 2016 and 2015, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not material. The allowance for doubtful debts is created by forming a credit balance which is deducted from the total receivables balance in the statement of financial position. This works in the same way as accumulated depreciation is deducted from the fixed asset cost account. The allowance for doubtful debts reduces the receivable balance to the amount that the entity prudently estimates to recover in the future.

As of March 31, 2016, the Company has $27,100 trade receivable and $97,805 in related party receivable.

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

Recent Accounting Pronouncements

Since the year ended March 31, 2016 and through May 31, 2016, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Preferred Shares Potential Dilution Factor

Company’s CEO, Mr. Talari, Holds 8,000,000 shares of Preferred Series A stock as of March 31, 2016, with conversion ratio of 1 Preferred to 200 Common stock. If all Preferred Series A stocks are converted, there will be a substantial increase in the outstanding common stock hence significant dilution to the common stock holders.

3.  Going Concern

For the year ended March 31, 2016, the Company incurred a net loss of $1,549,457 and a cumulative net loss since inception of $7,612,879.  As of March 31, 2016, the Company had a working capital deficit of $796,092 and $2,330 in cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of March 31, 2016 and 2015 consists of the following:

	2016	2015

Computer equipment	$1,810	$-
Furniture and fixtures	0	-
		-
Accumulated depreciation	1,311	-
Net	$449	$-

5.     Related Parties Transactions

Mr. Talari has advanced funds to the Company at various times.  On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%.  This note allows Mr. Talari to advance additional funds to the Company as needed.  At March 31, 2016 and 2015, the balance due to Mr. Talari on this Promissory Note is $169,034 and $129,247 respectively, and the accrued interest thereon at March 31, 2016 and 2015 is $59,459 and $59,459 respectively.

On 11/15/2014, Company issued 8,000,000 shares of Preferred Series A stock to Talari Industries LLC for a debt cancellation of $500,000.

On 4/15/2015, the Company issued Talari Industries LLC 2,000,000 shares of shares of Preferred Series A stock.

6.  Accrued Expenses

Accrued expenses at March 31, 2016 and 2015 were as follows:

	2016	2015
Accrued salaries	$925,649	$764,522

Accrued interest	216,255	151,844

	$1,141,904	$916,366

7.   Related Parties Disclosures

8. Debt Disclosure

From time to time, the Company raises operational funds through debt instruments such as convertible debentures. For shares that would be issued if contingently convertible securities were converted, the shares are included in the calculation of diluted EPS, based on ASC 505-10-50-9.

9.  Commitments & Contingencies

On or prior to 3/31/2016, the Company had employment agreements, employment offers with certain employees and non-employees of the company and they are as follows;

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

11.   Change in Management

NONE

12.  Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements.  The following table reflects the reconciliation for the years ended March 31, 2016 and 2015:

	2016	2015

Federal at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Change in valuation allowance	37.3%	37.3%
Effective tax rate	0.00%	0.00%

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended March 31, 2016, or for the period July 23, 2002 (date of inception) through March 31, 2016. As of this filing, the company has not filed tax returns for the year end March 31, 2016 and 2015.

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2016 based on uncertainties concerning the Company's ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

For income tax purposes the Company has available a net operating loss carry-forward of $7,614,142 from inception to March 31, 2016, which will expire year by year, is available to offset future federal and state taxable income and that expire in various periods through 2035 for federal tax purposes and 2020 for state tax purposes. No benefit has been recorded for the loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

13.   Equity

The Company is authorized to issue 100,000,000 shares of preferred stock.  The Company has the right to designate different series. As of March 31, 2016, we have designated 20,000,000 shares of Series A Preferred.  The Series A preferred stock is convertible to common stock at 1 to 200 ratio and have 200 voting right per share.

The Company is authorized to issue 1,900,000,000 shares of common stock. All common stock has one voting right per share.  At March 31, 2016 there were 731,525,768 shares outstanding.

  Incentive Stock Option Plan

On March 23, 2014, the Company adopted an amended Incentive Stock Option Plan ("Option Plan") for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment.  The Company authorized 4,000,000 shares to be set aside under the Option Plan.  As of March 31, 2016, the Company has not issued any shares under this plan.

14.  Subsequent Events

From May 19, 2015 to May 27, 2016, FutureWorld ("we", "us" "our") issued an aggregate of $81,000 of convertible debt to five separate investors in private transactions (described below) exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on exemptions provided by Regulation D and Section 4(a)(2) of the Securities Act.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Applicable.

As of March 31, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of March 31, 2016 such disclosure controls and procedures were not effective.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2016 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table identifies our directors and executive officers, their ages, the positions each holds and, if a director, the first year he became a director as of March 30, 2016.

Name	Age	Position(s)	Director since

Saeed (Sam) Talari	54	Chief Executive Officer and Director	2002

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

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2016 or 2015 fiscal year.

Code of Ethics.

On July 1, 2008, we adopted the Code of Ethics governing all employees, officers and directors.  During the year ended March 31, 2016, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  We will provide a copy of the Code of Ethics to shareholders without charge upon written request to Mr. Sam Talari, Chief Executive Officer, 3637 4th St. N Saint Petersburg, FL 33704.  Our Code of Ethics will be available per demand of any shareholder, and will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total

	2016	$180,000	(1)	-0-	-0-	-0-	$300,000
Terry Gardner, VP	2016	$0	(1)	-0-	-0-	-0-	$0
John Verghese, COO HempTech	2016	$0	(1)	-0-	-0-	-0-	$0

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

John Verghese

On January 1, 2015, the Company entered into a three-year employment agreement with John Verghese as the COO of HempTech Corp. The Agreement provides for (a) a base salary of $10,000 per month, (b) two weeks' vacation within one year of the starting date, and (c) all group insurance plans and other benefit plans and programs made available to the Company's management employees. Additionally Mr. Verghese has been granted 10% option of HempTech common stock at par value.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned by:

each of our directors and executive officers, at March 31, 2016;
our directors and executive officers as a group, at March 31, 2016; and
other persons, including their addresses, and groups, if any, we have learned own or control more than five percent of our issued and outstanding common stock as of a recent date.

The address of our directors and executive officers is our address. Except as noted in the following table, we are not aware of any other person or "group", as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2016.  We have no reason to believe that each person identified in the table does not have sole voting and investment power over the shares he owns, except as noted.

Name	Number of shares	Percentage

Saeed (Sam) Talari	346,704,323*	12.00%
All directors and officers as a group (1 person)	346,704,323	12.00%

*Direct and indirect ownership. Includes 10,000,000 shares of Preferred Series A as of March 31, 2016.

STOCK OPTION PLAN AND WARRANTS

Stock Options

On March 23, 2014, we adopted an Incentive Stock Option Plan ("Option Plan") for the benefit of its key employees, including officers and employee directors, consultants and affiliates. The Option Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in employment. We authorized 4,000,000 shares to be set aside under the Option Plan. As of March 31, 2016, no shares have been issued under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not anticipate entering into any future transactions with our directors, officers and affiliates. There are no family relationships between the directors or executive officers.

Item 14.  Principal Accountant Fees and Services

The accounting firm of Turner & Stone Certified Public Accountants were engaged to auditing year 2016. The fees were $9,000.  No fees paid for consulting or tax work, during 2016 and 2015.

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

FutureWorld Corp.

Date: July 14, 2016	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	July 14, 2016
Saeed (Sam) Talari, Acting Principal Executive Officer and Director