Form 10-Q
period 2016-06-30
FUTUREWORLD CORP.
filed 2016-08-23
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   August 23, 2016

FUTUREWORLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10901 Roosevelt Blvd N Suite C1000 St Petersburg FL	33716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (727) 474-1816

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☒ Yes	☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No

			☒Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			☐ Yes	☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2016:

Common stock, par value $0.0001 per share	3,795,364,697
Other	None

This Form 10-Q is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm

FutureWorld Corp.

 Annual Report on Form 10-Q

For the Quarter Ended June 30, 2016

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

FUTUREWORLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

		June 30,		March 31,
Assets		2016		2016
Current assets		(unaudited)		(unaudited)

Cash		53,247		5,096
Accounts receivable		0		27,100
Related party receivables		111,250
Inventory		0		97,805
Note receivable		0		6,710
Total current assets		164,497		136,711

Property & equipment, net of accumulated - net		3,311		499
Intangible property, net of accumulated – net				95,489
Provisional Marketable Securities		55,801,036		11,896,448
Investment in Subsidiary				95,489
Security Deposits		6,710
Total Assets		$55,975,554		$12,034,183

Liabilities and Stockholders' Equity	$		$
Current liabilities
Accounts payable		$111,242		$42,046
Accrued expenses		1,242,073		1,141,904
Notes Payable		418,737		276,987
Amortization-Notes payable		(306,031)		(196,032)
Loans and notes payable, related parties
Total current liabilities				1,264,905
Notes payable to shareholder – Related Parties		185,884		(384,539)
Total liabilities		1,651,910		880,366

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding		1,000		1,000
Common stock, $.0001 par value, 14,900,000,000 shares authorized,
3,795,364,697 and 2,807,089,397 shares issued and outstanding, respectively		379,536		280,710
Additional paid-in capital		6,299,150		7,034,632
Provisional Marketable Securities		55,801,036		11,801,484
Accumulated deficit		(8,157,078)		(7,964,009)
Total Stockholders' Equity		54,323,644		11,152,817

Total Liabilities and Stockholders' Equity		$55,975,554		$12,034,183

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2016	2015

Revenues	$87,150	$7,320
Direct costs		7,923

Gross Profit	87,150	(603)

Operating expenses:
Salaries and benefits	86,934	123,609
Consulting	5,800	1,000
Professional fees	40,000	64,074
General and administrative	25,222	48,819
Amortization and depreciation	29,625	6,632
Total operating expenses	187,581	244,134

Other income (expense):
Interest expenses	(5,875)	(22,424)
Sale of assets, net	-	—
Total other (expense)	((5,875)	(22,424)

Loss from operations before income taxes	(106,306)	(267,161)

Provision for income taxes		—

Loss from operations before minority interest	(106,306)	(267,161)

Minority Interest	0	—

Net loss	$(106,306)	$(267,161)

Earnings (loss) per share:
Basic	$(0.0)	$(0.00)
Weighted average shares outstanding
Basic	3,550,364,697	947,648,455

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ending June 30,

	2016	2015

Cash Flows from Operating Activities:
Net (loss) income	$(106,306))	$(267,161)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	339	6,632
Stock based compensation
Amortization of debt discount	23,750
Changes in assets and liabilities:
Accounts receivable	(87,150)	61,615
Notes receivable	)	(60,785)
Inventory	)	(4,332)
Due from affiliate
Related party loans	34,074)	(80,814)
Prepaid and other
Accounts payable	59,823	20,136
Accrued expenses	41,772	70,800
Net Cash (Used) Provided by Operating Activities	(33,698))	(253,909)

Cash flows from Investing Activities:
Office Equipment	(3,151))

Net Cash (Used) Provided by investing Activities	(3,151))

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	85,000	316,000
Repayments of notes payable
Proceeds from sale of assets
Related party advances	)
Net Cash Provided (Used) by Financing Activities	85,000	316,000

Net increase/decrease in Cash	48,151	62,091

Cash at beginning of period	5,096	3,715

Cash at end of period	$53,247	$65,806

Supplemental cash flow information:
Interest paid	$5,875	$22,424
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

As of June 30, 2016

(Unaudited)

1. History of the Company and Nature of the Business

“We”, “us” and “our” refer to FutureWorld Corp., a Delaware corporation.

On June 11, 2015, the Company changed its name to FutureWorld Corp.

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

We currently provide multiple products that supply the burgeoning cannabis industry through our portfolio companies. The "picks and shovel" business model capitalizes of selling enterprises associated with the Industrial Hemp and Medical Cannabis industries products that are essential in their success. Our products solve long standing problems in cultivation, processing, and retail sales for industrial hemp and medical cannabis. The following divisions will continue to delve even further into purchasing existing products or developing brand new products as the wholesale and retail space continues to evolve. In addition, one primary focus is to manufacture, market, and sell products containing hemp derived CBD oil.

Cannabis industry is the fastest-growing industry in the United States and had its biggest year ever which could grow by another eight to 10 states in 2016. With the presidential election looming, there is guaranteed to be a massive voter turnout and the initiatives that are poised to include legalization of cannabis on the 2016 ballot stand a chance to make some big changes. The cannabis ballot initiatives could open the door to legalization in more states including Arizona, California, Maine, Massachusetts, Michigan and Nevada in 2016. This rapid growth of the industry is a boom for ancillary products providers such as HempTech, CB Scientific, Bioceutical Sciences, NutraCann Labs and incubators such as FutureWorld Corp (FWDG). A majority of Americans continue to support full legalization, nationally, and by 2016, it's entirely possible that marijuana could be a wedge issue in the presidential election.

On the industrial Hemp side, with the 2014 Agricultural Act (known as the Farm Bill) making year 2014 notable and celebrated, 2015 proved to be a year of record-setting, transformative strides within the industrial hemp industry. Laws governing industrial hemp continued to evolve in more and more states, making Industrial Hemp one of most lucrative opportunities to unfold over the course of the year and beyond. In short, the Cannabis industry will grow from $1.5 billion in 2014 to an estimated $35 billion in 2020.

Who We Are

FutureWorld focuses on the identification, acquisition, development, and commercialization of cannabis related products and services. As a Cannabis Technology Incubator and Accelerator, FutureWorld will incubate and fund leading technologies, products, and services for Cannabis industry (including Industrial Hemp) combining resources to strengthen the company and the industry.

FutureWorld follows a well-tested business incubation model; the seed fund model. The seed fund model thesis is based on a combination of “high-quality filter” and “broad portfolio” approaches. The high-quality filter attempts to ensure that the very best minds, teams and ideas get into FWDG. The broad portfolio approach, statistically, discovers a few breakaway companies in order to provide the big returns to investors. So far the Company has funded 6 companies in 2015 and expects to fund more in 2016.

How We Make Money

We make money by exiting our incubated companies through a sale, reverse merger, merger or an IPO. In any case, some or all of the proceeds, whether in stock or cash, will be returned to the shareholders as dividend. For FutureWorld, our main revenue is derived from cash and marketable securities through our exits.

In most cases we own from 19% to 100% of the companies being incubated by FWDG. According GAAP, we would need to consolidate the financials of all the holdings until they are sold or spun off. Products or services revenue generation by our companies is not our business model, as an incubator, but only a successful exit will define our revenue stream.

Our Companies, Current and Future Results

Four areas within the cannabis industry sector with the most accelerated growth for 2016 and beyond includes;

Medicine – Accessories – Testing – Grow Delivery and Land Leasing. We have and will use this guide to incubate exciting companies for better ROI. All of our companies fall within all of these important areas;

Medicine & Nutraceuticals

• NutraCann Labs - http://nutracann.com

We incubated a distribution company called “NutraCann Labs” in 2015 to sell our designed and manufactured products online and offline. The distribution company provides sales channels for CB Scientific, Bioceutical Sciences and any other businesses within FWDG universe and beyond. The company has had limited sales so far since we are in the beta stage. CBD Oil- CBD is one of at least 60 cannabinoids found in hemp, and is non-psychoactive. The Cannabidiol “CBD” is a compound in cannabis that has significant medical effects, but does not make people feel “high” and can actually counter the psychoactive effects of THC. The reduced psychotropic of CBD-rich cannabis makes it an appealing treatment option for patients seeking anti-inflammatory, anti-pain, anti-anxiety, anti-psychotic, and/or anti-spasm effects without disconcerting lethargy. Scientific and clinical studies underscore CBD’s potential as a treatment for a wide range of conditions, including rheumatoid arthritis, diabetes, alcoholism, MS, chronic pain, schizophrenia, PTSD, antibiotic-resistant infections, epilepsy, and other neurological disorders. CBD has demonstrated neuro-protective and neurogenic effects, and its anti-cancer properties are currently being investigated at several academic research centers in the United States and elsewhere.

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

Cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic events, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's, Parkinson's and HIV dementia. URCBDOil.com should be live by July 1, 2015 UPDATE). We have been experimenting on labeling and branding for new products. We will be introducing the brands shortly. We have high hopes for this company. NutraCann became part of CB Scientific with its IPO in April 2016. These are the stats on this company;

Founded – April 2015

Investment - $150K

Revenue for 2015 – Less than $50K

Achievements – Successfully tested CBD Vape blends, Tinctures and Pills sold on EBay, Amazon and its website. Signed up multiple resellers around the country and in Europe.

Estimated 2016 revenue – Pro Forma Financials only available

Estimated Exit – Became part of CB Scientific with its IPO in March 2016

Estimated Exit Type – Merged with CB Scientific (CBSC)

Comparable company – Cannavest (CANV), Medical Marijuana (MJNA)

Facebook page: https://www.facebook.com/nutracannlabs

• Bioceutical Sciences

Founded in 2015, this company has the most exciting potentials. We founded this company to get into the pharmaceutical aspect of the cannabis industry in which should be the biggest driver. The company develops, designs and manufactures Pharma grade Nutraceuticals for cancer, Alzheimer and life threatening illnesses for patients by proprietary formulations using cannabinoids derived from Cannabis. The company will also provide formulations and designs for NutraCann and CB Scientific. There are major funding requirement for this company which will come from PPM, grants and sales. Bioceutical Sciences became part of CB Scientific with its IPO in March 2016. This is one of most promising of our companies within the FWDG and cannabis universe. These are the stats on this company;

Founded – May 2015

Investment - $45K

Revenue since inception – Less than $30K

Achievements – Formulated pre-pharmaceutical and Nutraceutical grade CBD blends, pills and tinctures for NutraCann labs. The company also completed the development of next generations of CB Scientific’s test kits. Estimated 2016 revenue – Pro Forma Financials only available

Estimated Exit – Became part of CB Scientific with its IPO in March 2016

Estimated Exit Type – Merged with CB Scientific (CBSC)

Comparable company – Cannabis Sciences (CBIS), Cannabis Sativa (CBDS)

Facebook page: https://www.facebook.com/bioceuticalsciences

• Magic Dragon Brands

Started in September 2015, Magic Dragon Brands is testing formulations for the Hempseed infused energy and chill drinks for the consumers under the brand "Magic Dragon High". Magic Dragon High Brands will initially produce Hempseed and Hemp based CBD infused beverages. According to new market data from Packaged Facts; the energy drinks sector comprises an increasing portion of the non-alcoholic beverage market, and as the sector, has grown 60% from 2008-2012 with a total U.S. sales of more than $12.5 billion in 2012. According to "Energy Drinks & Shots Market Trends in the U.S.", sales of energy drinks will grow to a value of $21.5 billion by 2017, driven by expansion in retail distribution, and strong potential in new product development. Packaged Facts also estimates that convenience stores hold the largest share of market sales (59%), followed by mass merchandisers (13%), supermarkets (10%), club stores/warehouse (5%), and drug stores (2%). In aggregate, all other retailers contribute a significant 11% to market sales. We are expecting to introduce the line shortly with the finalization of the logistics.

Founded – September 2015

Investment – Minimal

Revenue since inception – None

Estimated 2016 revenue - Pro Forma Financials only available

Estimated Exit – Became part of CB Scientific with its IPO in March 2016

Estimated Exit Type – Merged with CB Scientific (CBSC)

Comparable company – Rocky Mountain High (RMHB)

Facebook page: https://www.facebook.com/magicdragonhigh

Testing & Analytics

• CB Scientific - http://www.test4cbd.com/shop/ - http://corp.cbscientific.com/

We started this company in March 2014 to design, develop and manufacture LST (Life Science Tools) for Cannabis and agricultural industry. Our first products were THC and CBD cannabis testing personal kits which won product of the year in 2014. The sales are ramping up and we expect 1000% or more growth in 2016. The company is also in development of other major products for non-

cannabis market to be unveiled in 2016. We are in the process of seeking investment for manufacturing, sales and marketing to propel the revenue. The company also has had a major setback with previous employees stealing major contracts causing financial and product roadmap delays. The company has since recouped and expecting profitable 2016. These are the stats on this company;

Founded – April 2014

Investment - $350K

Revenue since inception – around $200K

Achievements – developed the only personal test kits in the industry for THC and CBD, won best product award in only three month of development, increased sales from 0 test kits to thousands through multiple sales channels in 2015. Brought to market the only ubiquitous, easy to use, all in one, ISO certified laboratory test kits to the world.

Estimated 2016 revenue - $1M to $2M with 100% Q to Q growth

Estimated Exit – Went public in March 2016

Ticker Symbol - CBSC

Market Cap - $102M

Close Comparable – No direct competitors

Estimated FWDG Holding Value - $20,000,000

Estimated ROI - 5000%, expected to reach 10,000% by the end of 2017

Facebook page: https://www.facebook.com/cbscientificinc

Grow Systems

• HempTech Corp - https://hemptechcorp.com/main/

We started this company in June 2014 to design and develop state-of-the-art automation for grow facilities all across the agricultural industry, including the Cannabis market. In late 2015, the company finished development of its first major product called grow-droid which is plug n play and comes fully automated for growers to grow their cannabis for more yield and profitability. HempTech has been successful in signing its largest contract post development with a company representing Indian tribes in Canada and the States to sell more than 1000 grow pods called grow.droid II, for the next six years. Contract potential is more than $160M for the next six years. The company has also signed its first exclusive reseller agreements in Colorado, California, Washington and Oregon and expects sales to start in September 2016. The company is in the process of signing up distributors in the State of Arizona, Nevada and Massachusetts. This company will be our biggest driver on revenue and market capitalization in the FWDG universe. The company is in development of non-cannabis farm pods for local urban agriculture. These are the stats on this company;

Founded – April 2014

Investment - $400K in direct investment (and $2.5M in indirect investment by a third party)

Revenue since inception – None

Achievements – Developed agricultural industry’s only analytical automation with environmental controls. Cannabis industries only plug n play growing kit with complete environmental automations and analytics scalable from 16 plants to thousands, cutting the time to grow from 28 weeks to only 3 weeks. Only company to offer “Profiling” for grow consistency and profitability.

Estimated 2016 revenue – Pro Forma of $2M to $10M with 100% Q to Q growth

Estimated Exit – Went public in March 2016

Ticker Symbol - HTCO

Market Cap - $278M

Close Comparable – Surna (SRNA), Terra Tech (TRTC)

Estimated FWDG Holding Value - $32,500,000

Estimated ROI – 9000%, expected to reach 15000% by the end of 2017

Facebook page: https://www.facebook.com/hemptechcorp

Land Leasing

• FutureLand Corp - http://futurelandcorp.com/

Founded in September 2014, FutureLand Corp., a Colorado company, is a cannabis and hemp specialty zoned land leasing company formed to capitalize upon the emerging global cannabis market. FutureLand, focuses on target acquisition, zoning, license fulfillment, site plan preparation and financing of cannabis or hemp grow facilities throughout the United States. We give growers the opportunity to grow. Company monetizes through leasing the land, leasing the structures on the land, financing interest revenue and management fees associated with cultivation centers. FutureLand retains ownership of all the land and the structures. FutureLand leases to both medical marijuana, retail marijuana as well as industrial hemp growers. FutureLand does not currently grow, distribute or sell marijuana. Company has multiple projects across the USA and possible project in Jamaica.

Founded – September 2014

Investment - Less than $110K

Achievements – Purchased 240+ acres of land in southern Colorado that has increased in value by a factor of 10. Purchased 50% interest in a recreational property in Oregon going live in the third quarter 2016.

Estimated 2016 revenue – Pro Forma of $1M to $2M

Exited – April 2015

Exit Type – Merger

Ticker Symbol - FUTL

Market Cap - $1.2M

Close Comparable – Zoned Properties (ZDPY)

Estimated FWDG Holding Value - $600,000

Estimated ROI - 600%, expected to reach 6000% by the end of 2016

Facebook page: https://www.facebook.com/futurelandcorp

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended June 30, 2016 and 2015: (b) the financial position at June 30, 2016 and March 31, 2016 and (c) cash flows for the three and three months ended June 30, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on from 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission on August 12, 2015.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of FutureWorld Corp., and its portfolio companies, HempTech Corp., FutureLand, and CB Scientific.

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

As of June 30, 2016 and March 31, 2016, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Inventory

N/A

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2016 and March 31, 2016.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives. The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill and provisional marketable securities for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Intellectual Property & licensing and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2016 and March 31, 2016.

Revenue Recognition

Our revenue is arrived by exiting our incubated companies through a sale, reverse merger, merger or an IPO. In any case, some or all of the proceeds, whether in stock or cash, will be returned to the shareholders as dividend. For FutureWorld, our main revenue is derived from cash and marketable securities through our exits.

In most cases we own from 19% to 100% of the companies being incubated by FWDG. According GAAP, we would need to consolidate the financials of all the holdings until they are sold or spun off. Products or services revenue generation by our companies is not our business model, as an incubator, but only a successful exit will define our revenue stream.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Cost of Goods Sold

N/A

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. Stock-based compensation expense recognized in the Statements of Operations for the three and three months ended June 30, 2016 and 2015 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2015 based on the grant date fair value estimated.

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

Impact of Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2015-08 defines a discontinued operation as disposal of components of an entity that represents a strategic shift that has or will have a major effect on an entity’s operations. ASU No. 201508 also requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. ASU 2015-08 becomes effective for interim and annual periods beginning on or after December 15, 2015. Adoption of ASU 2015-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation of Financial Statements-Going Concern. This statement provides US GAAP guidance on management’s responsibility in evaluation whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter.

In November 2015, the FASB issued ASU 2015-16-Derivatives and Hedging: Determining Whether the Host contract in a Hybrid Financial Instrument issued in the Form of a Share is More Akin to Debt or to Equity. Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.  Going Concern

For the quarter ended June 30, 2016, the Company incurred a net loss of $106,306 and a cumulative net loss since inception of $8,157,078.  As of June 30, 2016, the Company had cash of $53,247 and working capital deficit of $33,698 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from selling our marketable securities and future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of June 30, 2016 and March 31, 2016 consists of the following:

	June, 2016	March, 2016

Computer equipment	$4,961	$1,810
Furniture and fixtures
		-
Accumulated depreciation	(1,650)	(1,3118)
Net	$3,311	$449

5.   Intangibles

For the three months ended June 30, 2016, the amortization expense for intangible assets was $0 and $7,170, respectively.

	June 30, 2016	March 31, 2016

HempTech Product Technology	$0	$95,486
Trademarks
	0	-
Accumulated Amortization
Intangibles, Net	$0	$95,486

6.     Stock Options and Awards

None

7.  Accrued Expenses

Accrued expenses at June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016	March 31, 2016
Accrued salaries and payroll taxes	$1,019,943	$925,649

Accrued interest	222,130	216,255
Accrued penalties		-
	$1,242,073	$916,366

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At June 30, 2016 and March 31, 2016, the balance due to Mr. Talari on this Promissory Note is $185,884 and $299,118 respectively, and the accrued interest thereon at June 30, 2016 and March 31, 2016 is $67,511 and $45,048 respectively.

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

Kevin Defant

On April 21 2015, the Company entered into a three-year Employment Agreement with Mr. Defant, the Company’s Acting Tech Director. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $2,000 per month, with a 5% increase per annum, and (b) all group insurance plans and other benefit plans and programs made available to the Company’s management employees.

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

Karin Rohret

On January 2nd, 2010, the Company entered into an employment agreement with Karin Rohret as part-time Controller. The Agreement provides for (a) a base salary of $1,101.67 per month, (b) a signing bonus of $20,000 by the way of Company's common stock within 30 days of signing the agreement. Additionally Ms. Rohret will be eligible to receive a grant of 600,000 shares of common stock at founder level with a par value of 0.001. Vesting of the grant shall be at the rate of 200,000 shares on each anniversary from the signing of the agreement. The salary was adjusted to $2,950 on October 1 2015 as the position required additional hours.

10. Office Space

The address of our executive offices is: 10901 Roosevelt Blvd, Suite 1000c, Saint Petersburg, FL 33716 and our telephone number at that address is 727-474-1816. We maintain our executive's offices in a 13K square feet office and warehouse space. We believe the facilities are adequate for our operational needs.  We may require additional offices in the event of further expansions.

11. Stockholders’ Equity

Preferred Stock: The Company has 100,000,000 shares of $0.0001 par value stock Authorized. 10,000,000 shares have been issued or are outstanding as of June 30, 2016.

Common Stock: The Company has 14,900,000,000 shares of $0.0001 par value stock Authorized. As of June 30, 2016, 3,795,364,697 shares were issued and outstanding.

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

Overview

As a technology accelerator, FutureWorld (Other OTC: FWDG), a Delaware corporation, through its portfolio companies, is a leading provider of advanced technologies and solutions to the global cannabis industry. FutureWorld, together with its subsidiaries, focuses on the identification, acquisition, development, and commercialization of cannabis related products and services, such as industrial Hemp. FutureWorld, through its subsidiaries, provides personal and professional THC and CBD test kits, pharmaceutical grade CBD oil solutions, SafeVape vaporizers, smart sensor technology, communication network, surveillance security, data analysis for smart cultivation and consultation for the industrial hemp and legal medicinal cannabis. Our wireless agricultural smart sensor networks offer precision to the agriculture, irrigation systems, and greenhouses for the global cannabis and hemp industry. FutureWorld and its subsidiaries do not grow, distribute or sell marijuana.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies.

Revenue

Currently, we derived all of our revenue from sales of marketable securities from our portfolio companies. Since we have exited all our incubated companies, we expect to start driving revenue from selling portion of our interest and dividend out a portion to our investors.

Cost of Revenue and Gross Profit (Loss)

We have no typical cost of revenue since we do not produce anything. Our cost of revenue is our management fees, administration fees, and incubation expenses.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for three months ended June 30, 2016 and 2015 was $ 87,150 respectively, representing billing for shared occupancy and administrative expenses. Substantially all revenue from 2016 was derived from our portfolio companies.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 were $25,222 and $336,588 respectively. The decrease in selling, general and administrative expenses in 2016 as compared 2015 was due primarily to the reduction in cost of additional human resources, professional fees related to fees associated with additional debt financings. General and administrative expenses decreased since we have focused on research and development.

Net Loss from Operations. For the quarter ended June 30, 2016 and 2015, we incurred net losses of $106,306 and $447,670, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $24,089 and $125,957 for the quarter ended June 30, 2016 and 2015, respectively. There were no write downs in 2015.

Compensation and consulting expenses were $92,734 and $117,897 for the three months ended June 30, 2016 and 2015 respective The decrease is due to changes in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $53,247 in cash at June 30, 2016, and 285,787 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2016 through the date these financial statements were issued.

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

Item 4.  Controls and Procedures

As of June 30, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter June 30, 2016 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

(b) We did not terminate any legal proceedings during the Quarter of our 2016 fiscal year.

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