Form 10-Q
period 2016-09-30
FUTUREWORLD CORP.
filed 2016-11-21
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2016:

Common stock, par value $0.0001 per share	3,934,507,897
Other	None

This Form 10-Q is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm

FutureWorld Corp.

 Annual Report on Form 10-Q

For the Quarter Ended September 30, 2016

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

FUTUREWORLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
Assets	2016	2016
Current assets	(unaudited)	(unaudited)

Cash	(331)	5,096
Accounts receivable	0	0
Related party receivables	198,400	27100
Inventory	0	97,805
Note receivable	0	6,710
Total current assets	198,069	136,711

Property & equipment, net of accumulated - net	4,303	499
Intangible property, net of accumulated – net	95,489	95,489
Provisional Marketable Securities	55,801,036	11,896,448
Investment in Subsidiary		95,489
Security Deposits	6,710	0
Total Assets	$56,105,607	$12,034,183

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$79,850	$42,046
Accrued expenses	1,237,916	1,141,904
Misc Liabilities	(59,854)
Notes Payable	411,998	276,987
Amortization-Notes payable	(260,949)	(196,032)
Total current liabilities	1,669,910	1,264,905
Notes payable to shareholder – Related Parties	(345,512)	(384,539)
Total liabilities	1,063,450	880,366

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding	1,000	1,000
Common stock, $.0001 par value, 14,900,000,000 shares authorized,
3,934,507,897 and 2,807,089,397 shares issued and outstanding, respectively	393,451	280,710
Additional paid-in capital	7,009,934	7,034,632
Provisional Marketable Securities	55,801,036	11,801,484
Accumulated deficit	(8,163,263)	(7,964,009)
Total Stockholders' Equity	55,042,153	11,152,817

Total Liabilities and Stockholders' Equity	$56,105,607	$12,034,183

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Six Months Ended
	September 30,
	2016	2015

Revenues	$174,300	$9,773
Direct costs	0	1,210
Intercompany Billing	174,300
Gross Profit	174,300	8,563

Operating expenses:
Salaries and benefits	95,529	282,350
Consulting	7,800	2,650
Professional fees	40,000	8,577
General and administrative	60,736	12,865
Amortization and depreciation	69,285	33,672
Total operating expenses	273,350	340,114

Other income (expense):
Interest expenses	(13,436)	(44,848)
Sale of assets, net	0	0
Total other (expense)	(13,436)	(44,848)

Loss from operations before income taxes	(112,486)	(286,703)

Provision for income taxes
Loss from operations before minority interest	(112,486)	(286,703)

Net loss	$(112,486)	$(286,703

Earnings (loss) per share:
Basic	$0.00	$0.00
Weighted average shares outstanding
Basic	3,672,864,600	1,363,628,371

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ending September 30,

	2016		2015

Cash Flows from Operating Activities:
Net (loss) income		$(112,486)		$(332,317)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization		452		8,097
Stock based compensation
Amortization of debt discount		(49,917)		33,672
Changes in assets and liabilities:
Accounts receivable				0
Related Party Receivable	,	(174,300)		0
Inventory				(2,663)
Due from affiliate
Miscellaneus		144,280
Prepaid and other				4,269
Accounts payable		35,660		(5,131)
Accrued expenses		37,616		192,077
Net Cash (Used) Provided by Operating Activities		(118,695)		(101.996)

Cash flows from Investing Activities:
Office Equipment		(4,256)		0

Net Cash (Used) Provided by investing Activities		(4,256)		0

Cash Flows from Financing Activities:				0
Proceeds from issuance of note payable		85,000		0
Repayments of notes payable				112,168
Proceeds from sale of assets
Related party advances		32,524
Net Cash Provided (Used) by Financing Activities		117,524		112,168

Net increase/decrease in Cash		(5,427)		10,172

Cash at beginning of period		(5,096)		3,715

Cash at end of period		$(331)		$13,887

Supplemental cash flow information:
Interest paid	$		$
Taxes paid	$			$—

The accompanying notes are an integral part of these financial statements.

)

FUTUREWORLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements)

As of September 30, 2016

(Unaudited)

1. History of the Company and Nature of the Business

“We”, “us” and “our” refer to FutureWorld Corp., a Delaware corporation.

On September 11, 2015, the Company changed its name to FutureWorld Corp.

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

Estimated ROI - 5000%, expected to reach 10,000% by the end of 2017

Facebook page: https://www.facebook.com/cbscientificinc

Grow Systems

• HempTech Corp - https://hemptechcorp.com/main/

We started this company in September 2014 to design and develop state-of-the-art automation for grow facilities all across the agricultural industry, including the Cannabis market. In late 2015, the company finished development of its first major product called grow-droid which is plug n play and comes fully automated for growers to grow their cannabis for more yield and profitability. HempTech has been successful in signing its largest contract post development with a company representing Indian tribes in Canada and the States to sell more than 1000 grow pods called grow.droid II, for the next six years. Contract potential is more than $160M for the next six years. The company has also signed its first exclusive reseller agreements in Colorado, California, Washington and Oregon and expects sales to start in September 2016. The company is in the process of signing up distributors in the State of Arizona, Nevada and Massachusetts. This company will be our biggest driver on revenue and market capitalization in the FWDG universe. The company is in development of non-cannabis farm pods for local urban agriculture. These are the stats on this company;

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

Estimated FWDG Holding Value - $600,000

Estimated ROI - 600%, expected to reach 6000% by the end of 2016

Facebook page: https://www.facebook.com/futurelandcorp

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended September 30, 2016 and 2015: (b) the financial position at September 30, 2016 and March 31, 2016 and (c) cash flows for the three and three months ended September 30, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

As of September 30, 2016 and March 31, 2016, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Inventory

N/A

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at September 30, 2016 and March 31, 2016.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives. The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill and provisional marketable securities for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of the Intellectual Property & licensing and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at September 30, 2016 and March 31, 2016.

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

Cost of Goods Sold

N/A

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided. Stock-based compensation expense recognized in the Statements of Operations for the three and three months ended September 30, 2016 and 2015 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2015 based on the grant date fair value estimated.

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

3.  Going Concern

For the quarter ended September 30, 2016, the Company incurred a net loss of $106,306 and a cumulative net loss since inception of $8,157,078.  As of September 30, 2016, the Company had cash of $53,247 and working capital deficit of $33,698 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from selling our marketable securities and future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

4.  Property and Equipment

Property and equipment as of September 30, 2016 and March 31, 2016 consists of the following:

	September, 2016	March, 2016

Computer equipment	$0	$1,810
Furniture and fixtures	6,066
		-
Accumulated depreciation	(1,763)	(1,3118)
Net	$4,303	$449

5.   Intangibles

For the three months ended September 30, 2016, the amortization expense for intangible assets was $0 and $7,170, respectively.

	September 30, 2016	March 31, 2016

HempTech Product Technology	$95,489	$95,486
Trademarks
	0	-
Accumulated Amortization
Intangibles, Net	$0	$95,486

6.     Stock Options and Awards

None

7.  Accrued Expenses

Accrued expenses at September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016	March 31, 2016
Accrued salaries and payroll taxes	$1,008,443	$925,649

Accrued interest	229,474	216,255
Accrued penalties		-
	$1,237,916	$916,366

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times. On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%. This note allows Mr. Talari to advance additional funds to the Company as needed. At September 30, 2016 and March 31, 2016, the balance due to Mr. Talari on this Promissory Note is $185,884 and $299,118 respectively, and the accrued interest thereon at September 30, 2016 and March 31, 2016 is $67,511 and $45,048 respectively.

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

11. Stockholders’ Equity

Preferred Stock: The Company has 100,000,000 shares of $0.0001 par value stock Authorized. 10,000,000 shares have been issued or are outstanding as of September 30, 2016.

Common Stock: The Company has 14,900,000,000 shares of $0.0001 par value stock Authorized. As of September 30, 2016, 3,795,364,697 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for six months ended September 30, 2016 and 2015 was $ 174,300 respectively, representing billing for shared occupancy and administrative expenses. Substantially all revenue from 2016 was derived from our portfolio companies.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the six months ended September 30, 2016 and 2015 were $273,350 and $336,588 respectively. The decrease in selling, general and administrative expenses in 2016 as compared 2015 was due primarily to the reduction in cost of additional human resources, professional fees related to fees associated with additional debt financings. General and administrative expenses decreased since we have focused on research and development.

Net Loss from Operations. For the quarter ended September 30, 2016 and 2015, we incurred net losses of $112,486 and $447,670, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $50,369 and $125,957 for the quarter ended September 30, 2016 and 2015, respectively. There were no write downs in 2015.

Compensation and consulting expenses were $47,800 and $117,897 for the three months ended September 30, 2016 and 2015 respective The decrease is due to changes in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $(331) in cash at September 30, 2016, and 285,787 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not in the Company's control and that may have a direct bearing on operating results. These factors include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these financial statements were issued.

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

Item 4.  Controls and Procedures

As of September 30, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter September 30, 2016 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K and for the first quarter September 30, 2015 filed with the Securities and Exchange Commission.

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