Form 10-Q
period 2016-12-31
FUTUREWORLD CORP.
filed 2017-02-14
CIK 1273988

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):

FUTUREWORLD CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	000-1273988	81-0562883
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10901 Roosevelt Blvd N Suite C 1000 St Petersburg FL	33716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (727) 474-1816
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☐ Yes	☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			☒ Yes	☐ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$800,000	None

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2016:

Common stock, par value $0.0001 per share	5,185,128,097
Other	None

This Form 10-Q is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm

FutureWorld Corp.
 Periodic Report on Form 10-Q
For the Quarter Ended December 31, 2016

INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2016 (unaudited) and March 31, 2016 (unaudited)	5

	Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2016 and 2015 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015 (unaudited)	7

	Condensed Consolidated Notes to Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis or Plan of Operation	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Removed and Reserved	24

Item 5	Other Information	24

Item 6	Exhibits	22

Signatures		2625

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

FUTUREWORLD CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
Assets	2016	2016
Current assets	(unaudited)	(unaudited)

Cash	$(1,439)	$5,096
Accounts receivable	0	0
Related party receivables	261,450	26,100
Inventory	0	97,805
Note receivable	0	6,710
Total current assets	260,011	135,711

Property & equipment, net of accumulated - net	4,234	499
Intangible property, net of accumulated – net	87,790	95,489
Provisional Marketable Securities	55,801,036	11,801,484
Investment in Subsidiary		0
Security Deposits	6,710	0
Total Assets	$56,159,781	$12,033,183

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$82,671	$42,046
Accrued expenses	1,353,232	1,141,904
Misc Liabilities	(87,986)
Notes Payable	271,939	276,987
Amortization-Notes payable	(98,385)	(196,032)
Total current liabilities	1,521,471	1,264,905

Notes payable to shareholder – Related Parties	(329,425)	(384,539)
Total liabilities	1,192,046	880,366

Stockholders' Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 and 201,000 shares issued and outstanding	201,000	1,000
Common stock, $.0001 par value, 14,900,000,000 shares authorized,
5,185,128,097 and 2,807,089,397 shares issued and outstanding, respectively	518,513	280,710
Additional paid-in capital	7,009,934	7,034,632
Provisional Marketable Securities	55,801,036	11,801,484
Accumulated deficit	(8,605,189)	(7,964,009)
Total Stockholders' Equity	54,967,735	11,152,817

Total Liabilities and Stockholders' Equity	$56,159,781	$12,033,183

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Operations
(unaudited)

	For the Nine Months Ended
	December 31,
	2016	2015

Revenues	$0	$9,773
Direct costs	0	1,210
Intercompany Billing	261,450	0
Gross Profit	261,450	8,563

Operating expenses:
Salaries and benefits	165,838	238,268
Consulting	207,800	2,650
Professional fees	66,550	8,577
General and administrative	88,836	12,865
Amortization and depreciation	209,255	33,672
Total operating expenses	738,279	296,032

Other income (expense):
Interest expenses	(77,583)	(44,848)
Sale of assets, net	0	0
Total other (expense)	(77,583)	(44,848)

Loss from operations before income taxes	(554,412)	(332,317)

Provision for income taxes	0	0
Loss from operations before minority interest	(554,412)	(332,317)

Net loss	$(554,412)	$(332,317)

Earnings (loss) per share:
Basic	$0.00	$0.00
Weighted average shares outstanding
Basic	3,953,397,752	1,363,628,371

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended December 31,
	2016	2015

Cash Flows from Operating Activities:
Net (loss) income	$(554,412)	$(332,317)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	8,838	8,097
Stock based compensation	200,000
Interest Expense	77,583
Amortization of debt discount	112,647	33,672
Changes in assets and liabilities:
Accounts receivable		0
Related Party Receivable	(215,703)	0
Inventory	0	(2,663)
Due from affiliate	0	0
Miscellaneus	8,319	0
Prepaid and other	0	4,269
Accounts payable	35,417	(5,131)
Accrued expenses	152,931	192,077
Net Cash (Used) Provided by Operating Activities	(174,380)	(101.996)

Cash flows from Investing Activities:
Office Equipment	(4,874)	0
Net Cash (Used) Provided by investing Activities	(4,874)	0

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	42,500	0
Repayments of notes payable	110,293	112,168
Proceeds from sale of assets
Related party advances	22,804
Net Cash Provided (Used) by Financing Activities	175,597	112,168

Net increase/decrease in Cash	(3,658)	10,172

Cash at beginning of period	(5,096)	3,715

Cash at end of period	$(1,438)	$13,887

Supplemental cash flow information:
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
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

Cannabis industry is the fastest-growing industry in the United States and had its biggest year ever which could grow by another eight to 10 states in 2016. With the presidential election looming, there is guaranteed to be a massive voter turnout and the initiatives that are poised to include legalization of cannabis on the 2016 ballot stand a chance to make some big changes. The cannabis ballot initiatives could open the door to legalization in more states including Arizona, California, Maine, Massachusetts, Michigan and Nevada in 2016. This rapid growth of the industry is a boom for ancillary products providers such as HempTech, CB Scientific, Bioceutical Sciences, Apotheca Earth and incubators such as FutureWorld Corp (FWDG). A majority of Americans continue to support full legalization, nationally, and by 2016, it's entirely possible that marijuana could be a wedge issue in the presidential election.

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
As of December 31, 2016
(Unaudited)

Who We Are

FutureWorld focuses on the identification, acquisition, development, and commercialization of cannabis related products and services. As a Cannabis Technology Incubator and Accelerator, FutureWorld will incubate and fund leading technologies, products, and services for Cannabis industry (including Industrial Hemp) combining resources to strengthen the company and the industry.

FutureWorld follows a well-tested business incubation model; the seed fund model. The seed fund model thesis is based on a combination of "high-quality filter" and "broad portfolio" approaches. The high-quality filter attempts to ensure that the very best minds, teams and ideas get into FWDG.  The broad portfolio approach, statistically, discovers a few breakaway companies in order to provide the big returns to investors. So far the Company has funded 6 companies in 2015 and expects to fund more in 2016.

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

Medicine & Nutraceuticals

•     Apotheca Earth - http://apothecaearth.com/

We incubated a distribution company called "Apotheca Earth" in 2015 to sell our designed and manufactured products online and offline.  The distribution company provides sales channels for CB Scientific, Bioceutical Sciences and any other businesses within FWDG universe and beyond. The company has had limited sales so far since we are in the beta stage. CBD Oil- CBD is one of at least 60 cannabinoids found in hemp, and is non-psychoactive.  The Cannabidiol "CBD" is a compound in cannabis that has significant medical effects, but does not make people feel "high" and can actually counter the psychoactive effects of THC. The reduced psychotropic of CBD-rich cannabis makes it an appealing treatment option for patients seeking anti-inflammatory, anti-pain, anti-anxiety, anti-psychotic, and/or anti-spasm effects without disconcerting lethargy.  Scientific and clinical studies underscore CBD's potential as a treatment for a wide range of conditions, including rheumatoid arthritis, diabetes, alcoholism, MS, chronic pain, schizophrenia, PTSD, antibiotic-resistant infections, epilepsy, and other neurological disorders. CBD has demonstrated neuro-protective and neurogenic effects, and its anti-cancer properties are currently being investigated at several academic research centers in the United States and elsewhere.

Apotheca Earth has sourced its own CBD oil from Europe. We are also developing plans to fund an overseas hemp cultivation project to provide a consistent and reliable supply to the United States and beyond. Currently, industrial hemp cultivation is legal in twenty countries around the world. NutraCann's products are sold under the brand name "cbdessence" on CBDESSENCE.COM.

Apotheca Earth will process the CBD oils that will be sold through our online presence for retailing industrial hemp oil-based Cannabidiol (CBD) nutritional supplements, wellness and personal care products and vapable CBD oils. Apotheca Earth will market items such as CBD oil, CBD infused edibles & multiple hemp related items and cross market our vaporizers from URVape.com. Apotheca Earth will be featuring scientific grade hemp oil which is highly sought after around the world. We will sell already recognizable brands including our own brands and drive internet sales through ads, videos, social media and Search Engine Optimization.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

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

•	Founded – April 2015
•	Investment - $150K
•	Revenue for 2015 – Less than $50K
•	Achievements – Successfully tested CBD Vape blends, Tinctures and Pills sold on EBay, Amazon and its website. Signed up multiple resellers around the country and in Europe.
•	Estimated 2016 revenue – Pro Forma Financials only available
•	Estimated Exit – Became part of CB Scientific with its IPO in March 2016
•	Estimated Exit Type – Merged with CB Scientific (CBSC)
•	Comparable company – Cannavest (CANV), Medical Marijuana (MJNA)
•	Facebook page: https://www.facebook.com/nutracannlabs
\
•	Bioceutical Sciences

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

•	Founded – May 2015
•	Investment - $45K
•	Revenue since inception – Less than $30K
•
Achievements – Formulated pre-pharmaceutical and Nutraceutical grade CBD blends, pills and tinctures for Apotheca Earth. The company also completed the development of next generations of CB Scientific's test kits. Estimated 2016 revenue – Pro Forma Financials only available

•	Estimated Exit – Became part of CB Scientific with its IPO in March 2016
•	Estimated Exit Type – Merged with CB Scientific (CBSC)
•	Comparable company – Cannabis Sciences (CBIS), Cannabis Sativa (CBDS)
•	Facebook page: https://www.facebook.com/bioceuticalsciences

•	Magic Dragon Brands

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

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

•	Founded – September 2015
•	Investment – Minimal
•	Revenue since inception – None
•	Estimated 2016 revenue - Pro Forma Financials only available
•	Estimated Exit – Became part of CB Scientific with its IPO in March 2016
•	Estimated Exit Type – Merged with CB Scientific (CBSC)
•	Comparable company – Rocky Mountain High (RMHB)
•	Facebook page: https://www.facebook.com/magicdragonhigh

Testing & Analytics

•     CB Scientific - http://www.test4cbd.com/shop/ - http://corp.cbscientific.com/

We started this company in March 2014 to design, develop and manufacture LST (Life Science Tools) for Cannabis and agricultural industry. Our first products were THC and CBD cannabis testing personal kits which won product of the year in 2014. The sales are ramping up and we expect 1000% or more growth in 2016. The company is also in development of other major products for non-cannabis market to be unveiled in 2016. We are in the process of seeking investment for manufacturing, sales and marketing to propel the revenue. The company also has had a major setback with previous employees stealing major contracts causing financial and product roadmap delays. The company has since recouped and expecting profitable 2016.

These are the stats on this company;

•	Founded – April 2014
•	Investment - $350K
•	Revenue since inception – around $200K
•
Achievements – developed the only personal test kits in the industry for THC and CBD, won best product award in only three month of development, increased sales from 0 test kits to thousands through multiple sales channels in 2015. Brought to market the only ubiquitous, easy to use, all in one, ISO certified laboratory test kits to the world.

•	Estimated 2016 revenue - $1M to $2M with 100% Q to Q growth
•	Estimated Exit – Went public in March 2016
•	Ticker Symbol - CBSC
•	Market Cap - $102M
•	Close Comparable – No direct competitors
•	Estimated FWDG Holding Value - $20,000,000
•	Estimated ROI - 5000%, expected to reach 10,000% by the end of 2017
•	Facebook page: https://www.facebook.com/cbscientificinc

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

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

•	Founded – April 2014
•	Investment - $400K in direct investment (and $2.5M in indirect investment by a third party)
•	Revenue since inception – None
•
Achievements – Developed agricultural industry's only analytical automation with environmental controls. Cannabis industries only plug n play growing kit with complete environmental automations and analytics scalable from 16 plants to thousands, cutting the time to grow from 28 weeks to only 3 weeks. Only company to offer "Profiling" for grow consistency and profitability.

•	Estimated 2016 revenue – Pro Forma of $2M to $10M with 100% Q to Q growth
•	Estimated Exit – Went public in March 2016
•	Ticker Symbol - HTCO
•	Market Cap - $278M
•	Close Comparable – Surna (SRNA), Terra Tech (TRTC)
•	Estimated FWDG Holding Value - $32,500,000
•	Estimated ROI – 9000%, expected to reach 15000% by the end of 2017
•	Facebook page: https://www.facebook.com/hemptechcorp

Land Leasing

•	FutureLand Corp - http://futurelandcorp.com/

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

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

•	Founded – September 2014
•	Investment - Less than $110K
•
Achievements – Purchased 240+ acres of land in southern Colorado that has increased in value by a factor of 10. Purchased 50% interest in a recreational property in Oregon going live in the third quarter 2016.

•	Estimated 2016 revenue – Pro Forma of $1M to $2M
•	Exited – April 2015
•	Exit Type – Merger
•	Ticker Symbol - FUTL
•	Market Cap - $1.2M
•	Close Comparable – Zoned Properties (ZDPY)
•	Estimated FWDG Holding Value - $600,000
•	Estimated ROI - 600%, expected to reach 6000% by the end of 2016
•	Facebook page: https://www.facebook.com/futurelandcorp

2.   Basis of Presentation, Business and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three and six months ended December 31, 2016 and 2015: (b) the financial position at December 31, 2016 and March 31, 2016 and (c) cash flows for the three and three months ended December 31, 2016 and 2015, have been made.  Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on from 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission on August 12, 2015.

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
As of December 31, 2016
(Unaudited)

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

As of December 31, 2016 and March 31, 2016, the fair values of the Company's financial instruments approximate their historical carrying amount.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
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
Inventory

N/A

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation periods or the unamortized balance is warranted.  Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at December 31, 2016 and March 31, 2016.

Intangible assets

Intangible assets are recorded at cost and amortized over their useful lives.  The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill and provisional marketable securities for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability.

Impairment of Long-Lived Assets

Periodically, the Company assesses the recoverability of the Company's intangible assets, consisting of the Intellectual Property & licensing and its trademark, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value.  Based upon management's most recent analysis, the Company believes that no impairment of the Company's tangible or intangible assets exist at December 31, 2016 and March 31, 2016.

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

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

Cost of Goods Sold

N/A

Stock Based Compensation

The Companies estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.   Stock-based compensation expense recognized in the Statements of Operations for the three and three months ended December 31, 2016 and 2015 included compensation expense for share-based payment awards granted prior to, but not yet vested based on the grant date fair value estimated and compensation expense for the share-based payment awards granted subsequent to January 1, 2015 based on the grant date fair value estimated.

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
As of December 31, 2016
(Unaudited)

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

Impact of Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2015-08 defines a discontinued operation as disposal of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations. ASU No. 201508 also requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. ASU 2015-08 becomes effective for interim and annual periods beginning on or after December 15, 2015. Adoption of ASU 2015-08 is not expected to have a significant impact on the Company's consolidated financial statements.

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

3.  Going Concern

For the quarter ended December 31, 2016, the Company incurred a net loss of $106,306 and a cumulative net loss since inception of $8,157,078.  As of December 31, 2016, the Company had cash of $53,247 and working capital deficit of $33,698 with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company depends upon capital derived from selling our marketable securities and future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict.

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

4.  Property and Equipment

Property and equipment as of December 31, 2016 and March 31, 2016 consists of the following:

	December31 2016	March 31, 2016

Computer equipment	$6,684	$1,810
Furniture and fixtures	0	0
		-
Accumulated depreciation	(2,450)	(1,3118)
Net	$4,234	$449

5.   Intangibles

For the nine months ended December 31, 2016, the amortization expense for intangible assets was $1,139 and $7,170, respectively.

	December 31, 2016	March 31, 2016

HempTech Product Technology	$102,659	$95,486
Trademarks
	0	-
Accumulated Amortization	14,869
Intangibles, Net	$87,790	$95,486

6.     Stock Options and Awards

None

7.  Accrued Expenses

Accrued expenses at December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016
Accrued salaries and payroll taxes	$1,117,737	$925,649

Accrued interest	235,495	216,255
Accrued penalties		-
	$1,353,232	$916,366

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

8.   Related Parties Disclosures

Loan from Saeed (Sam) Talari

Mr. Talari has advanced funds to the Company at various times.  On April 1, 2010 the Company issued a promissory note with an initial balance of $306,319 bearing interest at 5%.  This note allows Mr. Talari to advance additional funds to the Company as needed.  At December 31, 2016 and March 31, 2016, the balance due to Mr. Talari on this Promissory Note is $190,681 and $299,118 respectively, and the accrued interest thereon at December 31, 2016 and March 31, 2016 is $67,511 and $45,048 respectively.

9.    Employment Agreements

Sam Talari

On January 1, 2012, the Company entered into a three-year Employment Agreement with Mr. Talari, the Company's Acting Chief Executive Officer, and one of the Company's directors. The Agreement is automatically extended for additional one-year periods without further action from the Company or the executive, unless notice of termination is given by either party within 90 days of the end of any periods. The Agreement provides for (a) a base salary of $8,500 per month, with a 5% increase per annum and (b) all group insurance plans and other benefit plans and programs made available to the Company's management employees.  On January 1, 2015, the Company increased Mr. Talari's base salary to $10,849 per month based on a new three years employment agreement.

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

FUTUREWORLD CORP.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements)
As of December 31, 2016
(Unaudited)

11.   Stockholders' Equity

Preferred Stock:  The Company has 100,000,000 shares of $0.0001 par value stock Authorized. 210,000,000 shares have been issued or are outstanding as of December 31, 2016.

Common Stock:   The Company has 14,900,000,000 shares of $0.0001 par value stock Authorized.  As of December 31, 2016, 5,185,128,097 shares were issued and outstanding.

12. Subsequent Events

None.

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

RESULTS OF OPERATIONS

Revenues

Total revenue for nine months ended December 31, 2016 and 2015 was $ 261,450 and 0.00 respectively, representing billing for shared occupancy and administrative expenses. Substantially all revenue from 2016 was derived from our portfolio companies.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the six months ended December 31, 2016 and 2015 were $244,002 and $336,588 respectively. The decrease in selling, general and administrative expenses in 2016 as compared 2015 was due primarily to the reduction in cost of additional human resources, professional fees related to fees associated with additional debt financings. General and administrative expenses decreased since we have focused on research and development.

Net Loss from Operations. For the quarter ended December 31, 2016 and 2015, we incurred net losses of $554,412 and $447,670, respectively. Losses also include depreciation and amortization, non-cash expenses, in the amount of $399,068 and $125,957 for the quarter ended December 31, 2016 and 2015, respectively. There were no write downs in 2015.

Compensation and consulting expenses were $373,638 and $117,897 for the three months ended December 31, 2016 and 2015 respective  The decrease is due to changes in operations and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $(1,439) in cash on December 31, 2016 and 285,787 respectively remaining on the lines of credit from Mr. Talari with which to satisfy our future cash requirements. Our management believes that the credit lines will support only limited activities for the next twelve months. The Company depends upon capital derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business either directly or through its subsidiary.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not in the Company's control and that may have a direct bearing on operating results.  These factors include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business.  There may be other risks and circumstances that management may be unable to predict. We had no other contractual obligation or material commercial commitments for capital expenditures.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these financial statements were issued.

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

Item 4.  Controls and Procedures

As of December 31, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016 such disclosure controls and procedures were not effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the first quarter December 31, 2016 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

There have been no material changes to the risk factors previously disclosed in our Fiscal year Report on Form 10-K and for the first quarter September 30, 2016 filed with the Securities and Exchange Commission.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3	Defaults Upon Senior Securities.

Not applicable.

Item 4	Removed and Reserved.

Not applicable

Item 5	Other Information.

N/A

Item 6	Exhibits.

Exhibit Number	Exhibit Description

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureWorld Corp.

Date: February 14, 2017	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	February 14, 2017
Saeed (Sam) Talari, Acting Principal Executive Officer and Director