Form 10-K/A
period 2016-03-31
FUTUREWORLD CORP.
filed 2017-04-05
CIK 1273988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 000-1273988

 Date of Report (date of earliest event reported):   April 05th 2017

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

EXPLANATORY NOTE

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the annual financial statements contained in this report for the year ended March 31, 2016 have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current. When the audit is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

FutureWorld Corp.

 (Unaudited)
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

We currently provide multiple products that supply the burgeoning cannabis industry. The "picks and shovel" business model capitalizes of selling enterprises associated with the Industrial Hemp and Medical Cannabis industries products that are essential in their success. Our products solve long standing problems in cultivation, processing, and retail sales for industrial hemp and medical cannabis. The following divisions will continue to delve even further into purchasing existing products or developing brand new products as the wholesale and retail space continues to evolve.  In addition, one primary focus is to manufacture, market, and sell products containing hemp derived CBD oil. We are invested in the following portfolio companies;

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

CB Scientific, Inc.

CB Scientific, Inc. a company based in Denver Colorado has developed new technologies specifically for cannabis analytics. Charles Steinburg, President of Herbal Synergy and Acting Vice President of CB Scientific Division, has been one of the main men behind gas chromatography testing in Colorado. Charles Steinberg's credentials will prove to be an asset to CB Scientific He has been a judge at several High Times Cannabis Cups.  CB Scientific introduced the first ever personal cannabinoid detection kits. These kits test all your products in-house and at your own convenience. These tests are quick, easy, and effective. CB Scientific's new PERSONALANALYTICS THC & CBD detection kit is the first simple, quick and accurate consumer THC & CBD test which will give you're an accurate reading of THC or CBD in any product you purchase, manufacture, or grow   While many medical and recreational products are sold with cannabinoid levels listed, these numbers are often not representative of what is being sold.

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

Purchase and Exchange Agreement with Building Turbines, Inc

On February 26, 2016, Shareholder (hereafter referred to as "Selling Holder" or by name) of Building Turbines, Inc. which is a publicly held Nevada Company (HTCO), entered into a purchase and exchange agreement with FutureWorld Corp. (hereafter referred to as "FWDG") a Delaware Corporation and HempTech Corp., (hereafter referred to as "HTC"), a Delaware Corporation, to deliver to FutureWorld and HempTech Shareholders, the certain share holdings of Building Turbines, Inc., as an exchange for such consideration as set forth in the agreement. In effect, post transaction, Building Turbines, Inc., will become HempTech Corp through change in control.

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

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation and FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado.

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

MISSION STATEMENT

FutureWorld Corp will seek out and capitalize on companies that have developed or, are developing; disruptive technologies in Hemp/Cannabis science thereby creating several investments in companies that will dominate their sector.

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

We currently provide multiple products that supply the burgeoning cannabis industry. The "picks and shovel" business model capitalizes of selling enterprises associated with the Industrial Hemp and Medical Cannabis industries products that are essential in their success. Our products solve long standing problems in cultivation, processing, and retail sales for industrial hemp and medical cannabis. The following divisions will continue to delve even further into purchasing existing products or developing brand new products as the wholesale and retail space continues to evolve.  In addition, one primary focus is to manufacture, market, and sell products containing hemp derived CBD oil. We are invested in the following portfolio companies;

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

CB Scientific, Inc.

CB Scientific, Inc. a company based in Denver Colorado has developed new technologies specifically for cannabis analytics. Charles Steinburg, President of Herbal Synergy and Acting Vice President of CB Scientific Division, has been one of the main men behind gas chromatography testing in Colorado. Charles Steinberg's credentials will prove to be an asset to CB Scientific He has been a judge at several High Times Cannabis Cups.  CB Scientific introduced the first ever personal cannabinoid detection kits. These kits test all your products in-house and at your own convenience. These tests are quick, easy, and effective. CB Scientific's new PERSONALANALYTICS THC & CBD detection kit is the first simple, quick and accurate consumer THC & CBD test which will give you're an accurate reading of THC or CBD in any product you purchase, manufacture, or grow   While many medical and recreational products are sold with cannabinoid levels listed, these numbers are often not representative of what is being sold.

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

Purchase and Exchange Agreement with Building Turbines, Inc

On February 26, 2016, Shareholder (hereafter referred to as "Selling Holder" or by name) of Building Turbines, Inc. which is a publicly held Nevada Company (HTCO), entered into a purchase and exchange agreement with FutureWorld Corp. (hereafter referred to as "FWDG") a Delaware Corporation and HempTech Corp., (hereafter referred to as "HTC"), a Delaware Corporation, to deliver to FutureWorld and HempTech Shareholders, the certain share holdings of Building Turbines, Inc., as an exchange for such consideration as set forth in the agreement. In effect, post transaction, Building Turbines, Inc., will become HempTech Corp through change in control.

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

The Company (through separate agreements with HempTech and CB Scientific) will provide greenhouse, processing equipment, Spider Security Technology, SmartSense, SmartNergy, CaNNaLyTiX, and growing/laboratory equipment located on the Property provided by HempTech Corp and CB Scientific. HempTech Corp., will supply Spider Security Technology, SmartSense, SmartNergy and CaNNaLyTiX. CB Scientific, will supply all testing and laboratory equipment to the Grow.

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

A unique component of FutureWorld's business model is to provide dividends for its shareholders. This is accomplished in three ways:

1.	Stock dividends in the newly created public entity while maintaining shareholders' current investment in FutureWorld Corp.
2.	Cash dividend in the event the company and/or technology is sold with the payout based on current shareholding of FutureWorld Corp.
3.	Maintaining share price through revenues of FutureWorld's wholly or partially owned subsidiaries as a long term operator.

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

FutureWorld earns revenue in the following ways:

Securities: As FutureWorld, we spinoff or sell our subsidiaries and retain a percentage of the securities. FutureWorld can then sell these shares, at any time, if possible, to raise appropriate funds to execute acquisitions and/or investments in other companies/technologies.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8.     Financial statements and supplementary data

 Unaudited Financial Statements of FutureWorld Corp. as of and for the years ended March 31, 2016 and 2015.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm (unavailable)

Consolidated Balance Sheets as of March 31, 2016 and 2015 (Unaudited)

Consolidated Statements of Operations for the Years Ended March 31, 2016 and 2015 (Unaudited)

Consolidated Statements of Cash Flows for the Years Ended March 31, 2016 and 2015 (Unaudited)

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Years ended March 31, 2016 and 2015 (Unaudited)

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FUTUREWORLD CORP. Consolidated Balance Sheets
(Unaudited)	As of March 31,
	2016	2015
Current Assets
Cash in Banks	$5,096	$2,330
Inventory		76,591
Accounts Receivable Trade	27,100	68,033
Accounts Receivable Related Party	97,805	86,173
Security Deposits	6,710	2,305
Total Current Assets	136,711	235,432
Property and Equipment
Office Furniture & Equipment (Net)	499	3,877
		-
Total Property and Equipment, Net of Depreciation	499	3,877

Other Assets		-
Securities HempTech Corp (FWDG owns 6,250,095 common shares)	6,250	1,697
Securities CB Scientific (FWDG owns 8,000,448 common shares)	8,000	92,830
Intangible Assets	95,489	0
Total Other Assets	109,739	94,527

Total Assets	$246,949	$333,836

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$42,046	$30,400
Accrued Expenses	1,141,904	916,366
Notes Payable	276,987	447,762
Amortization-Notes payable	(196,032)	(365,209)
Total Current Liabilities	1,264,905	1,029,319

Long Term Liabilities
Loans & notes payable - Related Parties	(384,539)	129,247
Total Long Term Liabilities	(384,539)	129,247

Total Liabilities	880,366	1,158,566
Commitments & Contingencies (Note 9)
Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 8,000,000 and 0 shares issued and outstanding	1000	800
Common stock, $.0001 par value, 1,900,000,000 shares authorized,
2,807,089,397 and 731,525,768 shares issued and outstanding	280,710	73,153
Additional Paid-in Capital	7,034,632	6,713,997
Securities held	14,250
Retained deficit accumulated	(7,964,009)	(7,612,879)

Total Stockholders' Equity (Deficit)	(633,417)	(824,930)

Total Liabilities & Stockholders' Equity (Deficit)	$246,949	$333,836

  The accompanying notes are an integral part of this financial statement.

FUTUREWORLD CORP.
Consolidated Statements of Operations

(Unaudited)

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
Consolidated Statement of Changes in Stockholders Equity (Deficit) (Unaudited)

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
(Unaudited)

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

For the Years Ended March 31, 2016 and 2015 (Unaudited)

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

Our current investments include; HempTech Corp, CB Scientific, URVape, Bioceutical Sciences, and FutureLand Corp.

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

Item 14.  Principal Accountant Fees and Services

The accounting firm of Turner & Stone Certified Public Accountants were engaged to auditing year 2016. The fees were $15,000.  No fees paid for consulting or tax work, during 2016 and 2015.

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

FutureWorld Corp.

Date: April 05, 2017	By:	/s/ Sam Talari
Saeed (Sam) Talari, Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Sam Talari	April 05, 2016
Saeed (Sam) Talari, Acting Principal Executive Officer and Director